Form 10QSB
period 1999-09-30
ZIASUN TECHNOLOGIES INC
filed 1999-11-18
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1999; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 0-27349

                            ZIASUN TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                               84-1376402
----------------------------------                          --------------------
(State or other Jurisdiction of                             (IRS Employer
 of Incorporation or Organization)                          Identification No.)



462 Stevens Avenue, Suite 106, Solana Beach, California        92075
-------------------------------------------------------     --------------------
(Address of principal executive offices)                    (Zip Code)


                                 (619) 350-4060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     On September 30, 1999, there were 27,042,518 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 26 pages, the Exhibit Index is located at page 23.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position from inception through September 30, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      Index to Financial Statements
                      -----------------------------
                                                                          Page
                                                                          ----
Balance Sheets..........................................................   3
Statements of Operations................................................   5
Statements of Stockholders' Equity......................................   6
Statements of Cash Flows................................................   7
Notes to the Financial Statements.......................................   8


     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     ASSETS

                                                    September 30,       December 31,
                                                        1999                 1998
                                                    -------------       ------------
                                                    (Unaudited)
CURRENT ASSETS

   Cash                                             $ 5,127,718         $   517,781
   Accounts receivable, net                           1,096,536             899,879
   Inventory                                             15,678              50,000
   Marketable equity securities                         706,421             775,903
   Prepaid expenses                                     788,600               7,370
                                                    -----------         -----------

     Total Current Assets                             7,734,953           2,250,933
                                                    -----------         -----------

EQUIPMENT

   Printing equipment                                   294,576             294,576
   Machinery and equipment                              218,236             218,236
   Office equipment                                     507,139              59,571
   Vehicles                                              48,398              48,398
   Leasehold improvements                                92,516              92,516
   Less: accumulated depreciation                      (354,721)           (209,518)
                                                    -----------         -----------

     Total Equipment                                    806,144             503,779
                                                    -----------         -----------

OTHER ASSETS

   Goodwill, net                                     14,388,707                 -
   Receivables - related parties                         68,932             734,265
   Other assets                                       1,370,920           1,315,583
                                                    -----------         -----------

     Total Other Assets                              15,828,559           2,049,848
                                                    -----------         -----------

     TOTAL ASSETS                                   $24,369,656         $ 4,804,560
                                                    ===========         ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                                                    September 30,       December 31,
                                                        1999                 1998
                                                    -------------       ------------
                                                    (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses            $ 1,163,695         $   600,013
   Income taxes payable                                 762,000                 -
   Note payable                                         100,000                 -
                                                    -----------         -----------

     Total Current Liabilities                        2,025,695             600,013
                                                    -----------         -----------

     Total Liabilities                                2,025,695             600,013
                                                    -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of
    $0.001 par value, 27,055,000 and 20,930,000
    shares issued and outstanding, respectively          27,055              20,930
   Additional paid-in capital                        18,669,175           2,973,283
   Other comprehensive income                            38,794              38,794
   Retained earnings                                  3,608,937           1,131,540
                                                    -----------         -----------

     Total Stockholders' Equity                      22,343,961           4,164,547
                                                    -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $24,369,656         $ 4,764,560
                                                    ===========         ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                      September 30,
                                                    -------------------------------      ---------------------------
                                                        1999               1998              1999           1998
                                                    -----------         -----------      -----------     -----------
SALES, NET                                          $ 7,932,685         $   674,125      $17,831,876     $ 1,547,701

COST OF GOODS SOLD                                    5,447,640             318,332       10,995,532         516,850
                                                    -----------         -----------      -----------     -----------

   Gross Margin                                       2,485,045             355,793        6,836,344       1,030,851
                                                    -----------         -----------      -----------     -----------

OPERATING EXPENSES

   Depreciation and amortization                        424,479              41,531          905,278          72,819
   Bad debt expense                                      25,000              18,160          125,000          18,160
   General and administrative                           690,858             383,893        2,715,126         892,459
   Consulting fees - related party (Note 6)              30,000                 -             90,000             -
                                                    -----------         -----------      -----------     -----------

     Total Operating Expenses                         1,170,337             443,584        3,835,404         983,438
                                                    -----------         -----------      -----------     -----------

     Income from Operations                           1,314,708             (87,791)       3,000,940          47,413
                                                    -----------         -----------      -----------     -----------

OTHER INCOME (EXPENSE)

   Unrealized gains on marketable
    securities                                          185,854                 -            185,854             -
   Realized gain on marketable securities                23,417                 -            423,260             -
   Rental income                                          6,856              17,378           78,277          17,378
   Interest income                                       30,127               6,500           64,823           6,524
   Gain (loss) on write off of assets                     1,444                 -              7,418        (137,260)
                                                    -----------         -----------      -----------     -----------

     Total Other Income (Expense)                       247,698              23,878          759,632        (113,358)
                                                    -----------         -----------      -----------     -----------

INCOME (LOSS) BEFORE INCOME
 TAXES                                                1,562,406             (63,913)       3,760,572         (65,945)

INCOME TAXES (BENEFIT)                                  387,151                (474)       1,283,175           3,349
                                                    -----------         -----------      -----------     -----------

NET INCOME (LOSS)                                   $ 1,175,255         $   (63,439)     $ 2,477,397     $   (69,294)
                                                    ===========         ===========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                  27,055,000          20,930,000       25,756,250      20,930,000
                                                    ===========         ===========      ===========     ===========

BASIC INCOME PER SHARE                              $      0.04         $     (0.00)     $      0.10     $     (0.00)
                                                    ===========         ===========      ===========     ===========

FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         27,155,000          21,030,000       25,856,250      21,030,000
                                                    ===========         ===========      ===========     ===========

FULLY DILUTED INCOME PER SHARE                      $      0.04         $     (0.00)     $      0.10     $     (0.00)
                                                    ===========         ===========      ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                      Common Stock               Additional       Other
                                             -----------------------------        Paid-In      Comprehensive        Retained
                                                Shares         Amount             Capital      Income               Earnings
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1997                        50,000       $     1,906      $   824,959    $    41,761         $   (20,670)

Contribution of capital by shareholder               -                 -          1,359,449            -                   -

Recapitalization of Momentum
 ASIA, Inc. and Momentum
 Internet, Inc.                               20,880,000            19,024          828,875            -                   -

Currency translation adjustment                      -                 -                -           (2,967)                -

Net income for the year ended
 December 31, 1998                                   -                 -                -              -             1,152,210
                                             -----------       -----------      -----------    -----------         -----------

Balance, December 31, 1998                    20,930,000            20,930        3,013,283         38,794           1,131,540

Purchase of ASIA4Sale.com, Ltd.
 (unaudited)                                     100,000               100          249,900            -                   -

Purchase of Online Investors
 Advantage, Inc. (unaudited)                   6,000,000             6,000       14,940,000            -                   -

Exercise of stock option (unaudited)              25,000                25           12,475            -                   -

Gain on sale of the Company's
 common stock by a Subsidiary
 (unaudited)                                         -                 -            453,517            -                   -

Net income for the nine months
 ended September 30, 1999
 (unaudited)                                         -                 -                -              -             2,477,397
                                             -----------       -----------      -----------    -----------         -----------

Balance, September 30, 1999
 (unaudited)                                  27,055,000       $    27,055      $18,669,175    $    38,794         $ 3,608,937
                                             ===========       ===========      ===========    ===========         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                        1999                 1998
                                                    -----------         -----------
                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                $ 2,477,397  $          (69,294)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                      905,278              72,819
     Allowance for bad debts                            125,000              18,160
     Gain (loss) on write off of assets                   7,418            (137,260)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable          (296,657)           (365,454)
   (Increase) decrease in inventory                      34,322             (27,591)
   (Increase) decrease in other assets                1,007,224             489,012
   (Increase) decrease in prepaids                     (781,230)                -
   (Increase) decrease in marketable
      equity securities                                  69,482                 -
   Increase (decrease) in accounts payable
      and accrued expenses                              188,672             446,607
     Increase (decrease) in income taxes payable        762,000                 -
                                                    -----------         -----------

       Net Cash Provided by Operating Activities      4,498,906             426,999
                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                 (454,986)           (284,573)
                                                    -----------         -----------

   Net Cash Used in Investing Activities               (454,986)           (284,573)
                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                          100,000                 -
   Sale of the Company's common stock by
     a subsidiary                                       453,517                 -
   Proceeds from exercise of stock options               12,500                 -
                                                    -----------         -----------

   Net Cash Provided by Financing Activities            566,017                 -
                                                    -----------         -----------

NET INCREASE (DECREASE) IN CASH                       4,069,937             142,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        517,781              22,011
                                                    -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 5,127,718         $   164,437
                                                    ===========         ===========



 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Unaudited) (Continued)


                                                       For the Nine Months Ended
                                                              September 30,
                                                        1999                 1998
                                                    -----------         -----------
                                                    (Unaudited)
Cash Paid For:

   Interest                                         $       -           $       -
   Income taxes                                     $   861,882         $     1,873

Schedule of Non-Cash Financing Activities:

   Contribution of capital by shareholder           $       -           $       -
   Purchase of subsidiaries for common stock        $15,196,000         $       -

 The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     The financial statements presented are those of ZiaSun Technologies, Inc. (formerly BestWay U.S.A., Inc.) (the "Company"). The Company was
     incorporated in the State of Nevada on March 19, 1996. The Company is a holding company in the business of acquiring companies and operations with business models developed around the Internet. The Company was considered a development stage company as defined in SFAS No. 7 until the acquisition of Momentum Asia, Inc. and Momentum Internet, Inc. in 1998. The Company
     changed its name to "BestWay U.S.A., Inc." on April 17, 1997 and, subsequently, changed its name to Ziasun Technologies, Inc. during 1998. On September 10, 1998 in connection with the agreement and plan of reorganization described below, the shareholders of the Company authorized and the Company completed a reverse stock split of 1-for-2. On May 14, 1999, the Company's common stock was forward split on a 2 shares for 1 share basis. All references to shares of common stock have been retroactively restated.

     Momentum Internet, Inc. (MII), a wholly-owned subsidiary, was incorporated under the laws of the British Virgin Islands on November 7, 1997. MII controls a range of Internet products and services, including a copyrighted international on-line stock trading website, a premium web-based e-mail service, an advertising banner network, a finance web-site and an Asia-focused search engine. MII has its main offices in Hong Kong.

     Momentum Asia, Inc. (MAI), a wholly-owned subsidiary, was incorporated in Manilla, Philippines on September 6, 1994 under the name of New Age Publications, Inc. On June 17, 1998, the name was changed to Momentum Asia, Inc. MAI provides a wide range of compatible graphic design, writing, printing, database management, direct mailing and e-mail customer service operations.

     BestWay Beverages, Inc. (BBI), a wholly-owned subsidiary, was incorporated in the State of Nevada on September 23, 1998. BBI holds the exclusive distribution franchise rights in the U.S. and Mexico for a patented in-store beverage center. BBI is a U.S. based corporation.

     On October 5, 1998, the Company completed an agreement and plan of reorganization whereby Ziasun issued 2,565,000 shares of its common stock in exchange for all the outstanding common stock of MAI and MII. 2,000,000 shares were issued for MAI and 565,000 shares were issued for MII. The reorganization was accounted for as a recapitalization of MAI and MII and, therefore, MAI and MII are treated as the acquiring entities. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of MAI and MII. The Company is the acquiring entity for legal purposes and MAI and MII are the surviving entities for accounting purposes.

     Swiftrade, Inc. (SI), a wholly-owned subsidiary of MII, was incorporated under the laws of the British Virgin Islands in 1998 to operate an online trading and financial website. It was inactive in 1998.

     Online Investors Advantage, Inc. (Online) was incorporated under the laws of the State of Utah in 1998 to engage in the business of providing workshops to individuals regarding marketing in the stock market.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

     Asia4sale.com, Ltd. was incorporated on April 9, 1996, duly organized, validly existing and in good standing under the laws of Hong Kong. The Company was organized to buy and sell merchandise over the internet, buying and selling goods directly from manufacturers in Asia. To be competitive in the Asian market, the Company has acquired the assets of Pacific Barter, Ltd., a company specializing in barter in Asia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     b. Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     c. Inventory

     Inventories of raw materials are stated at the lower of cost or market. The cost of the inventory includes the purchase price and direct costs such as freight-in.

     d. Accounts Receivable

     Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $161,320 and $36,320 at September 30, 1999 and December 31, 1998, respectively.

     e. Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f. Foreign Operations

     The Company currently conducts printing, database management, customer service and direct mailing activities in the Philippines, a country with a developing economy. The Philippines have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and safety. The effect of these factors cannot be accurately predicted.

     g. Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life or lease term of the related asset. Estimated useful lives are as follows:

          Printing equipment            7 years
          Machinery and equipment       5 years
          Office equipment              5 years
          Vehicles                     10 years
          Leasehold improvements        5 years

     h. Marketable Equity Securities

     The Company has classified its marketable equity securities as "trading" securities. Trading securities are stated at fair value. Realized and unrealized gains and losses are included in other income.

     Marketable equity securities at September 30, 1999 and December 31, 1998 were $706,421 and $775,903 respectively, and have been included in current assets.

     i. Basic Income per Share of Common Stock

     The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted income per share of common stock as disclosed in the accompanying consolidated statements of operations includes the stock options discussed in Note 9 as common stock equivalents.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j. Foreign Currency Translation

     Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the period and exchange rate. Non-monetary assets are translated at the historical exchange rate and all income and expenses are translated at the exchange rates prevailing during the period. Foreign exchange currency translation adjustments are included in the stockholders' equity section.

     k. Fair Value of Financial Instruments

     As of December 31, 1998, the fair value of cash, accounts receivable and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

     l. Advertising

     Advertising costs are expensed as incurred.

     m. Research and Development

     The Company incurred research and development costs of approximately $400,000 in 1998. These costs are included in general and administrative expense.

     n. Principles of Consolidation

     The  consolidated   financial   statements  include  the  Company  and  its
     wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
     transactions have been eliminated.

     o. Change in Accounting Principle

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

     p. Unaudited Financial Statements

     The  accompanying   unaudited  financial  statements  include  all  of  the
     adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 3 - OTHER ASSETS

     Other assets consisted of the following at:

                                                       September 30,       December 31,
                                                           1999               1998
                                                       -------------       ------------
                                                       (Unaudited)
               Deferred compensation                   $  26,667           $    40,000
               Memberships in country clubs              142,857               142,857
               Prepaid rental deposits                    26,383                25,583
               Mortgage note receivable                  250,000               250,000
               Common stock held to maturity             925,013               857,143
                                                       -------------       -------------

                                                       $1,370,920          $ 1,315,583
                                                       =============       =============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company currently leases a large facility under a 20 year non-cancelable operating lease in the Philippines. The Company also leases office space in California and Hong Kong under 5-year renewable leases which began in 1998. Rent expense for the years ended December 31, 1998 and 1997 was $189,945 and $198,788, respectively.

     Future minimum lease commitments are as follows:

               1999                                    $  253,260
               2000                                       176,244
               2001                                       184,633
               2002                                       193,457
               2003                                        80,292
               Thereafter                               1,593,540
                                                       ------------

                    Total                              $2,481,426
                                                       ============
                                       13

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 5 - INCOME TAXES

     For the nine months ended September 30, 1999 and the year ended December 31, 1998, income taxes were as follows:


                                                                   For the
                                                                 Nine Months          For the
                                                                    Ended            Year Ended
                                                                 September 30,       December 31,
                                                                    1999                 1998
                                                                 -------------       ------------
                                                                 (Unaudited)
               Net income earned in the U.S. -
                 subject to tax                                  $ 3,682,606         $        -
               Net income earned in the Philippines -
                 subject to tax                                       89,500             333,158
               Net income (loss) not subject to taxation
                 jurisdictions                                       (11,534)            835,710
                                                                 -------------       ------------

                   Income Before Taxes                           $ 3,760,572         $ 1,168,868
                                                                 =============       ============

               Tax liability assumed                             $   340,707         $        -
               Income tax expense                                  1,283,175              16,658
               Income tax paid                                      (861,882)            (16,658)
                                                                 -------------       -------------

               Net Tax Due                                       $   762,000         $        -
                                                                 =============       =============

     The Company has no deferred tax liabilities or assets. The temporary difference due to the unrealized gain on marketable securities pertains to the British Virgin Islands where there is no income tax.

     The Company has a net operating loss carryover of approximately $900,000 which expires in 2013. The potential tax benefit of the loss carryover of approximately $350,000 has been offset by valuation allowance in full.

NOTE 6 - RELATED PARTY TRANSACTIONS

     a. Capital Contributions

     During 1998, officers of the Company contributed other assets recorded at cost of $1,359,449 to additional paid-in capital. The other assets included marketable equity securities, memberships in country clubs, a mortgage note receivable and common stock held to maturity.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

     b. Receivables

     The Company has a receivable from a related company in the amount of $734,265. This receivable in non-interest bearing, due on demand and unsecured. Subsequent to year end, the Company has been repaid $734,265 on this receivable.

     c. Officer Compensation

     The Company's president is compensated for his services under a consulting contract with a company which he controls. The contract provides for $10,000 per month in consulting fees.

NOTE 7 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

     The Company's marketing arrangement with one customer accounted for approximately 26% of the Company's revenue for the year ended December 31, 1998. Sales to another customer made up approximately 24% of the net sales in 1998. No customer made up more than 10% of net sales in 1999.

NOTE 8 - YEAR 2000

     Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have timesensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

     The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties, upon which it relies, are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 9 - STOCK OPTIONS

     On May 30, 1997, the Company gave its vice-president the option to purchase 100,000 shares of its common stock at $2.00. At the time of the granting of the option, the stock was trading at approximately $2.40 per share. Accordingly, a deferred asset and contributed capital of $40,000 was recorded for the excess of the trading price over the option price. The shares vest in 25,000 share increments for each year of service beginning in 1999. The Company will record as expense the difference between the option price and the value of the shares at the time they vest over the next 4 years.

NOTE 10 - BUSINESS SEGMENTS

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform to the requirements of this statement. The Company conducts its operations principally in the industry of graphic design, writing, printing, database management, direct mailing and e-mail customer service operations through its Momentum Asia, Inc. subsidiary. The Company conducts internet products and services through its Asia4sale.com, Ltd. and Momentum Internet, Inc. subsidiaries. The Company conducts its online and offline investor education services through its Online Investors Advantage, Inc. subsidiary.


                                                                                                Online
                                              For the                                          Investors
                                             Years Ended     Momentum       Momentum           Advantage,     Corporate
                                             December 31,    Asia, Inc.    Internet, Inc.         Inc.        Unallocated
                                             -----------------------------------------------------------------------------

     Net sales                               1999           $ 1,345,166    $ 1,930,485         $14,556,225    $       -
                                             1998               982,768        564,933                 -              -

     Operating income (loss)
      applicable to industry
      segment                                1999                34,993        649,306           2,819,183      (502,542)
                                             1998               (36,463)       197,202                 -        (113,326)
     General corporate
     expenses not allocated
     to industry segments                    1999                    -              -                  -         502,542
                                             1998                    -              -                  -         113,326

     Other income (expenses)
     including interest and gain
     on sale of securities                   1999                673,430         7,865              22,814        55,523
                                             1998                 23,902            -                  -        (137,260)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

September 30, 1999 and December 31, 1998
----------------------------------------

Changes in Financial Condition
------------------------------

     On March 25, 1999 the Company acquired Asia4sale by issuing restricted common stock of the Company for virtually all of the stock of Asia4sale and $15,000 cash. Additionally, on March 31, 1999 the Company acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. These acquisitions were accounted for as purchases. The acquisition of OIA has made a substantial, positive contribution to the financial condition of the Company through September 30, 1999. The balance of current assets at September 30, 1999 was $7,734,953 compared to a balance of $2,250,933 at December 31,1998. The balances of current liabilities are $2,025,695 and $600,013 for the same periods respectively. The resulting current ratio at September 30, 1999 is 3.8:1. The current ratio at December 31, 1998 was also 3.8:1.

     The increase of current assets at September 30, 1999 over December 31, 1998 is due primarily to the increase of cash from $517,781 to $5,127,718, an increase of $4,609,937 or 890%. The increase of cash is due primarily to the positive cash flow generated from the operations of OIA, and the cash generated from the sale of marketable equity securities. (See further discussion of income below.)

     Current assets at September 30, 1999 also increased due to the increase of prepaid expenses from $7,370 to $788,600, an increase of $781,230, or 10,600%. The increase in prepaid expenses is primarily due to the cost of advertising and marketing of educational programs and the program-related printed materials of OIA. Additionally, accounts receivable increased $196,657 or 22%, from $899,879 at December 31, 1998, to $1,096,536 at September 30, 1999. The balance of accounts receivable at September 30 includes a contract receivable for $600,000 from an unrelated third party. The contract receivable has been collected. The remaining balance of approximately $500,000 consists of trade receivables

     The balance of current liabilities at September 30, 1999 is $2,025,695 and at December 31, 1998 is $600,013. The increase of $1,425,682, or 238%, is due primarily to the income taxes payable at September 30, 1999 of $762,000.
Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company and Asia4sale is a Hong Kong company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. There were no income taxes payable at December 31, 1998. Also, accounts payable and accrued expenses increased by $563,682 or 94%.

     The balance of equipment increased from $503,779 to $806,144, an increase of $302,365, or 60% from December 31, 1998 to September 30, 1999. The increase is due primarily to the addition of office equipment of approximately $175,000 by OIA. Depreciation expense on all equipment for the nine-month period is $134,645.

     Other assets increased $13,778,711, or 672% from $2,049,848 at December 31, 1998 to $15,828,559 at September 30, 1999. The increase is due primarily to the addition of $14,388,707 of goodwill, (net) resulting from the acquisitions of OIA and Asia4sale. Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA and Asia4sale. The increase of other assets attributable to goodwill was offset slightly by the net decrease in a receivable from related party of $665,333 resulting from the collection of the substantial portion of the December 31,1998 balance of $734,265.

     At September 30, 1999 the Company has no long-term debt, and has sufficient cash flow from operations and the sale of marketable equity securities to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for possible acquisitions of companies that will contribute in a positive way to the Company's operating strategy.

Results of Operations
---------------------

For the three months ended September 30, 1999 and September 30, 1998
--------------------------------------------------------------------

     As explained previously, the Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the operating income of the Company since that date.

     Sales for the three months ended September 30, 1999 were $7,932,685 as compared to $674,125 for the same period in 1998, an increase of $7,258,560, or 1,077%. The sales attributable to OIA for this same period were $6,598,868. Cost of goods sold for the Company for the three months ended September 30, 1999 was $5,447,640, or 69% of sales, resulting in gross profit of $2,485,045, or 31% of sales. Cost of goods sold for the same period in 1998 was $318,322, or 47% of sales, resulting in a gross profit for that period of $355,803, or 53% of sales. The gross profit increased $2,129,242, or 598%. The gross profit margin for OIA is lower than that of Momentum Internet and Momentum Asia due to higher costs associated with advertising, marketing and presenting OIA's educational programs.

     During the three months ended September 30, 1999, OIA expanded its operations to Australia, New Zealand, and Canada. The sales attributable to these new markets were $1,269,832.

     Operating expenses include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 1999 includes depreciation of $55,204 and amortization of goodwill of $369,275. The Company recorded goodwill for the March, 1999 acquisitions of Asia4sale and OIA. For the three-months ended September 30, 1998 the Company reported depreciation expense of $41,531 on the equipment of Momentum Internet, Momentum Asia and the Ziasun corporate offices. General and administrative expenses were $690,858, or 9% of sales, for the same three-month period in 1999 and $383,893, or 57% of sales, for the same period in 1998. The increase in general and administrative expenses was $306,965, or 80%. The increase is related to the acquisitions in 1999 of Asia4sale and OIA for the general and administrative expenses of these subsidiaries.

     Other income (expense) increased from $23,878 of other income for the three months ended September 30, 1998 to $247,698 of other income for the same period in 1999, an increase of $223,820, or 937%. The increase is attributable to the realized gain from the sale of marketable securities of $23,417 and unrealized gains on marketable securities of $185,854. There were no realized or unrealized gains on marketable securities for the three months ended September 30, 1998.

For the nine months ended September 30, 1999 and September 30, 1998
-------------------------------------------------------------------

     Sales for the nine months ended September 30, 1999 were $17,831,876 as compared to $1,547,701 for the nine months ended 1998, an increase of $16,284,175, or 52%. The 1999 sales attributable to OIA were $14,586,003. Cost of goods sold for the Company for 1999 was $10,995,532, or 62% of sales, resulting in gross profit of $6,836,344, or 38% of sales. Cost of goods sold for the same period in 1998 was $516,850, or 33% of sales, resulting in a gross profit for that period of $1,030,851, or 67% of sales. The gross profit increased $5,805,493, or 563%.

     On a nine-month ended September 30, 1999 proforma basis, including the operations of OIA from January 1 to September 30, 1999, the Company had revenues of $22,458,103 as compared to the nine months ended September 30, 1998 actual revenue of $1,547,701. The increase in revenues over 1998 on a proforma basis is $20,910,402, or 1,251%. Cost of goods sold would have been $14,122,240, or 63%
of sales, resulting in gross profit of $8,335,863, or 37% of sales. The gross profit would have increased by $1,499,519, or 22%, over actual.

     Operating expenses include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 1999 includes depreciation of $134,645 and amortization of goodwill of $770,633. The Company recorded goodwill for the March, 1999 acquisitions of Asia4sale and OIA. For the nine months ended September 30, 1998 the Company reported depreciation expense of $72,819 on the equipment of Momentum Internet, Momentum Asia and the Ziasun corporate offices. General and administrative expenses were $2,715,126, or 15% of sales, for the same nine-month period in 1999 and $892,459, or 58% of sales, for the same period in 1998. The increase in general and administrative expenses was $1,822,667, or 204%, and was attributable to the general and administrative expenses of OIA acquired in 1999.

     For the nine months ended September 30, 1999 other income (expense) increased from $113,358 expense for the nine months ended September 30, 1998 to $759,632 other income, an increase of $872,990. The other income in 1999 is attributable primarily to the realized gain from the sale of marketable securities of $423,260 and unrealized gains on marketable securities of $185,854, while other expense for the same period in 1998 was attributable primarily to the write off of certain equipment.

CAUTIONARY FORWARD -LOOKING STATEMENT
-------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 INFORMATION
---------------------

     Year 2000 Issues - Uncertainty Of The Effects Of The Year 2000 On Computer Programs And Systems. Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Given that the Company's products operate on certain hardware platforms and within certain software operating systems and environments, the Company must rely upon the efforts of the hardware and software vendors and manufacturers to be in the vanguard with respect to operating systems and platform issues relating to the Year 2000 compliance.

     Present Year 2000  Status.
     --------------------------

     The Company has assessed the impact of the year 2000 issue on the Company's products, services, platforms systmes and internal information systems in use, and has found them to be Year 2000 compliant. The Company does not expect the Company's financial results to be materially affected by the need to address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, the Company's earnings and results of operations could be affected. Due to the Company's dependence on computer technology to conduct the Company's business, the nature and impact of year 2000 processing failures on the Company's business, financial condition and operating results could be material.

     However, the Company has Y2K compliance declarations from their major service providers. The declaration for Cable & Wireless Hong Kong Telecom may be
found   at   http://www.cwhkt.com/ABOUT/community/2000/progress/9909.html.

     The declaration for Concentric Network USA may be found at http://www.concentric.com/2000.html. OIA, the Company's subsidiary has received a letter from Telescan one of its material vendors indicating that Telescan has and continues to test and complete remidiation efforts. Telescan's Y2K statement can be found at http://www.telescan.com/Telescan_y2k.html.

     Business  Continuity and Contingency Planning.
     -----------------------------------------------

     The Company continues the process of identifying the reasonably likely year 2000 problem failures that the Company could experience with the goal of revising, to the extent practical, the Company's existing business continuity and contingency plans to address the internal and external issues specific to those problems. Thus far, the Company has focused as planned on reviewing the Company's critical business processes and although the Company conducted tests on the various and Platform systems in use, and has found them to be Year 2000 compliant, the Company's expect to continuously review, test and revise the Company's existing business continuity and contingency plans to ensure that all systems are and maintain year 2000 compliant. This will include as required repairing or obtaining replacement systems; changing suppliers; and reducing or suspending certain non-critical aspects of our operations. The Company has completed Y2K remediation at the corporate office for both the network server and the 10 workstations, and the telephone system server. The cost for this remediation was some $2,642.00. Remediation was not necessary for the Momentum Asia and Momentum Internet operations as their computer systems were purchased Y2K compliant. Moreover, the Company does not expect to spend any additonal monies on Y2K remediations issues. OIA is also Y2K compliant.

     Possible Consequences of Year 2000 Problems
     -------------------------------------------

     The Company believes that the Company has put in place the processes and are devoting the resources necessary to achieve a level of readiness to meet the Company's year 2000 challenges in a timely and appropriate manner. However, there can be no assurance that the Company's internal systems or the systems of others on which we rely will be year 2000 ready in a timely and appropriate manner or that the Company's contingency plans or the contingency plans of others on which the Company reles will mitigate the effects of year 2000 problem failures. Currently, the Company believes the most reasonably likely worst case scenario would be a sustained, concurrent failure of multiple critical systems (internal and external) that support the Company's operations. While the Company does not expect that scenario to occur, that scenario if it occurs could, even despite the successful execution of the Company's business continuity and contingency plans, result in the reduction or suspension of a material portion of our operations and accordingly have a material adverse effect on the Company's business and financial condition.

RISK FACTORS
------------

     Risks of Penny Stock.
     ---------------------

     The Company's common stock may, at some future time, be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Registration Statement the Company's common stock has a price in excess of $5.00 and would not be deemed a penny stock.

     If the Company's Common Stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Competition.
     ------------

     There are numerous corporations, firms and individuals which are engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company or its subsidiaries. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. In addition, many of the Company's competitors offer a wider range of services and financial products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of the Company's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from the Company. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than the Company can. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce the Company's market share. General financial success within the securities industry over the past several years has strengthened existing competitors. The Company believes that such success will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. While the Company cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, the Company may be adversely affected by such competition or legislation. To the extent the Company's competitors are able to attract and retain customers based on the convenience of one-stop shopping, the Company's business or ability to grow could be adversely affected. In many instances, the Company is competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition and operating results. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

     Volatile Market for Common Stock.
     ---------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ZSUN." The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: quarterly variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and aversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Dependence on Key Employees.
     ----------------------------

     Historically, the Company and its subsidiaries have been heavily dependent on the ability of D. Scott Elder, Ross W. Jardine, Anthony Tobin, Eric Montandon, Allen D. Hardman, Scott Harris, David McCoy and Peter Graham Daley, who contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     Discretionary Use of Proceeds.
     ------------------------------

     Because of management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a growth oriented company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions. such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Unascertainable Risks Associated with Potential Future Acquired Businesses.
     ---------------------------------------------------------------------------

     To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Risks Associated with Acquisitions, Strategic Relationships.
     ------------------------------------------------------------

     The Company may acquire other companies or technologies in the future, and the Company regularly evaluates such opportunities. Acquisitions entail numerous risks, including: difficulties in the assimilation of acquired operations and products; diversion of management's attention from other business concerns; amortization of acquired intangible assets; and potential loss of key employees of acquired companies. The Company has limited experience in assimilating acquired organizations into our operations. No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results. The Company has established a number of strategic relationships with online and Internet service providers and software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, the Company may not develop any new such relationships in the future. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of the Company's operating results will not necessarily be meaningful and you should not rely on them as any indication of future performance. The Company's future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of the Company's Common Stock. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Future Acquisitions.
     -------------------------------------------

     Management has had no preliminary contact or discussions regarding, and there are no current plans, proposals or arrangements to acquire any other specific assets, property or business. Accordingly, it is unclear whether such any such acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Conflicts of Interest; Related Party Transactions.
     --------------------------------------------------

     Although the Company has not identified any new potential acquisition targets and management does not believe there is any "present potential" for such transactions, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to received more favorable terms from a related party.

     Risks Associated with Systems Failures.
     ---------------------------------------

     Many of the services and products offered by the Company and its subsidiaries are through and over Internet, online service providers and touch-tone telephone. Thus, the Company depends heavily on the integrity of the electronic systems supporting this activity, including the Company's internal software programs and computer systems. The Company's systems or any other systems of third parties whom the we utilize could slow down significantly or fail for a variety of reasons including: undetected errors in the Company 's internal software programs or computer systems; the Company's inability to effectively resolve any errors in the Company's internal software programs or computer systems once they are detected; or heavy stress placed on the Company's system during certain peak hours of usage of either the Company's own or its third party provider systems. If the Company's systems or any other systems which the Company relies on slow down significantly or fail even for a short time, the Company's customers would suffer delays and dissatisfaction. The Company could experience future system failures and degradations. The Company could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that the Company 's network structure or those of third party service providers will operate appropriately in any of the following events: subsystem, component or software failure; a power or telecommunications failure; human error; an earthquake, fire or other natural disaster; or an act of God or war. There can be no assurance that in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Encryption Technology.
     --------------------------------------------

     A significant barrier to online commerce is the secure transmission of confidential information over public networks. The Company rely on encryption and authentication technology to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the encryption and authentication technology we use to protect customer transaction data. If any such compromise of the Company 's security were to occur, it could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Significant Fluctuations In Quarterly Operating Results.
     ---------------------------------------------------------------------------

     The Company expects to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to online investing services and other products by the Company or its competitors; market acceptance of online investing services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions. The Company have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

     Risks Associated with Management of a Changing Business.
     --------------------------------------------------------

     The Company has grown rapidly and the Company's business and operations have changed substantially since the Company began offering online investing services and products, and the Company expects this trend to continue. Such rapid change and expansion places significant demands on the Company's administrative, operational, financial and other resources. The Company expects operating expenses and staffing levels to increase substantially in the future. In particular, the Company intends to hire a significant number of additional skilled personnel, including persons with experience in both the computer and brokerage industries. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable senior managers or technical persons in the future. the Company also expects to expend resources for future expansion of the Company's accounting and internal information management systems and for a number of other new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates. If the Company's revenues do not keep up with operating expenses, the Company's information management systems do not expand to meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there would be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use of the Company's services may strained the Company's ability to adequately expand technologically. As the Company acquires new equipment and applications quickly, the Company has less time and ability to test and validate hardware and software, which could lead to performance problems. The Company also relies on a number of third parties to process the Company's transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party's inability to expand sufficiently to meet the Company needs could have a material adverse effect on our business, financial condition and operating results. As trading volume increases, the Company may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of orders that need review, which could lead to not only unsatisfied customers, but also to liability for orders that were not executed on a timely basis.

     Risks Associated with Early Stage of Market Development; Dependence on Online Commerce and the Internet.
     ---------------------------------------------------------------------------

     The market for online investing services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For the Company, this uncertainty is compounded by the risks that consumers will not adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit the Company to succeed. Sales of many of the Company's services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products such as high-speed modems and communication lines. The Internet has grown and is expected to grow both in number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If these critical issues are not resolved, if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, the Company business, financial condition and operating results will be materially adversely affected. Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, the Company 's online trading and investing services over the Internet involve a new approach to investing research and trading which will require intensive marketing and sales efforts to educate prospective customers regarding the Internet's uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing research and trading, which could have a material adverse effect on the Company 's business, financial condition and operating results.

     Risks Associated with the Securities Industry; Concentration of Services.
     -------------------------------------------------------------------------

     Most of the Company's revenue in the past have been from the Company's online investor services and products, and the Company expects this business to continue to account for most of the Company's revenue in the foreseeable future. The Company, like other companies in the Internet securities industry, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could effect customers interest in our products and services and adversely affect the Company's operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many company's and firms suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced revenues to company's such as the Company's. When trading volume is low and investor and customer interest or use of the Company's products and services diminishes, the Company's operating results may be adversely affected because the Company's overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Some of the Company's competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than the Company would.

     Risks Associated with Delays In Introduction of New Services and Products.
     --------------------------------------------------------------------------

     The Company's future success depends in part on the Company's ability to develop and enhance the Company's services and products. There are significant technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that the Company will be successful in achieving any of the following: effectively using new technologies; adapting the Company's services and products to emerging industry standards; developing, introducing and marketing service and product enhancements; or developing, introducing and marketing new services and products. The Company may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If the Company is unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected.

     Risks Associated with Dependence on Intellectual Property Rights.
     -----------------------------------------------------------------

     Neither the Company or any of its subsidiaries presently holds any patents, copyrights or trademarks for their products or services offered or the names under which they operate. However, the Company and its subsidiaries are currently in the process of seeking copyright and trademark protection of its trade names and website addresses. The Company's success and ability to compete are dependent to a degree of the Company's and its subsidiary's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect our product, services and brand names offer or under which the Company and its subsidiaries conduct their business.
Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks. The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect our product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for the Company's intellectual property. There can be no assurance that the steps the Company takes will prevent misappropriation of the Company's technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights; protect the Company's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result insubstantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Infringement.
     -----------------------------------

     The Company may in the future receive notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert the Company's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Entering New Markets.
     -------------------------------------------

     One element of our strategy is to leverage the Company's brand names and services that the Company and its subsidiaries provide. No assurance can be given that the Company will be able to successfully adapt the Company's products and services for use in other markets. Even if the Company does adapt the Company's to other markets, no assurance can be given that the Company will be able to compete successfully in any such new markets. There can be no assurance that the Company's marketing efforts or the Company's pursuit of any new opportunities will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which in turn could result in a decrease in the market value of the Company's Common Stock.
Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

     Risks Associated with International Strategy.
     ---------------------------------------------

     One component of the Company's strategy is a planned increase in efforts to attract additional international customers and to expand the Company's Online Investors seminars, services and products into international markets. To date, the Company has limited experience in providing investment services internationally. There can be no assurance that the Company's and the Company's subsidiaries will be able to market the Company's branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, such as: unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; political instability; fluctuations in currency exchange rates; reduced protection for intellectual property rights in some countries; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences. Any of the foregoing could adversely impact the success of the Company's international operations. Under these agreements, the Company relies upon third parties for a variety of business and regulatory compliance matters. The Company has limited control over the management and direction of these third parties. The Company runs the risk that their action or inaction could harm the Company's operations and/or the goodwill associated with the Company's brand names. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's future international operations, if any, and, consequently, on our business, financial condition and operating results.

     Equity Price Risk.
     ------------------

     The Company through its subsidiary Momentum Asia holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 15 percent would not have a material impact on the Company. For its working capital and reserves that are required to be segregated under Federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

                          PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al.
     -------------------------------------------------------

     The company was a party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al., United States District Court, Western District of Washington, C99-1025. This action arises from the defendants alleged defamatory campaign against the Company and its officers and directors, This alleged cybersmear campaign involved the defendants postings of statements about the Company and its offices and directors which are alleged to be false and defamatory.. The Company alleges that the defendants were and are knowingly posting false statements with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially in short selling. To protect the Company, its shareholders and its officers and directors, on June 24, 1999, the Company filed a civil action in the United States District Court of Washington seeking damages and injunction relief, alleging among other things, Securities Fraud through the defendants posting of false and misleading defamatory statements, violation of the Washington Consumer Protection Act, Intentional Interference with Business Expectancy, Violation of Federal RICO Statute 28 USA Sec. 1962, and violation of Washington's Criminal Profiteering Act. The matter is pending at present time.

     ZiaSun Technologies, Inc. v. Financialweb.Com, Inc., et al.
     -----------------------------------------------------------

     The company was a party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Financialweb.Com, Inc., et al., Circuit Court of Seminole County, Florida, 990-1136-CA-16-G. This action arises from the defendants posting of alleged false and defamatory article about the Company on its website known as "The Stock Detective." The defendants allegedly knowingly posted the false and defamatory article with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially. The Company requested that defendant publish a retraction but defendant has refused to do so. To protect the Company, its shareholders and its officers and directors, the Company filed a civil action in the Circuit Court of Seminole County Florida, seeking damages and injunction relief. The matter is pending at present time.

     With the exception of the legal proceedings set forth above, the Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 2. Changes in Securities.

     Not required.

Item 3. Defaults Upon Senior Securities.

     Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

Filing of Registration Statement Pursuant to Section 12(g)
-----------------------------------------------------------

     On September 16, 1999, the Company filed a Registration Statement on Form 10-SB in order to register the Company's common stock, $0.001 par value pursuant to Section 12(g) of the Securities Exchange Act of 1934. Pursuant to statute the registration statement on Form 10-SB was deemed effective on November 15, 1999. October 26, 1999, the Company received comments from the SEC requesting clarification of certain items in the Registration Statement. The Company will file an Amendment No. 1 to the Registration Statement in response to the SEC's comments. The Registration Statement on Form 10-SB and Amendment No. 1 to the Registration on Form 10-SB, as filed with the Securities and Exchange Commission are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

               (3)  Articles of Incorporation and By-Laws.

                    3.1 Articles of Incorporation of the Registrant filed on March 27, 1994, (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10-SB dated April 28, 1998; Commission File No. 0-24109).

                    Exhibit
Number    Description
--------------------------------------------------------------------------------

2.1 Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Momentum Internet Incorporated dated October 5, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

2.2 Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Momentum Asia, Inc. dated October 5, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

2.3 Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Asia4sale.com, Ltd., dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

2.4 Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Online Investors Advantage, Inc., dated March 31, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

3.1(a) Original Articles of Incorporation. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

3.1(b) Certificate of Amendment to Articles of Incorporation filed April 29, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

3.1(c) Certificate of Amendment to Articles of Incorporation filed September 10, 1998 changing the name of the Company to ZiaSun Technologies, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

3.1(d) Certificate filed pursuant to NRS Section 78.207. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

3.1(e) Restated Article of Incorporation filed August 16, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

3.2 Amended and Restated By-laws. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.1 License Agreement between Fountain Fresh International and Katori Consultants, Ltd. dated April 17, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.2 Assignment of License Agreement by Katori Consultants Ltd., to the Company dated April 18, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.3 Unsecured Promissory Note for $50,000 from Asai4sale.com in favor of the Company dated March 31, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.4 Stock Option Agreement between Brian Hodgson and the Company dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.5 Agreement between the Company and Global Direct Marketing Limited dated February 12, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.6 Agreement between Asia4sale.com, Ltd., and Hong Kong Telecom IMS dated March 29, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.7 Agreement between Momentum Internet, Inc., and Hays Business Systems dated April 1, 1999.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.8 Loan Agreement between Momentum Asia, Inc. (formerly New Age Publications, Inc.) and Touchstone Transport Services, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.9 Real Estate Mortgage Momentum Asia, Inc. (formerly New Age Publications, Inc.) and Touchstone Transport Services, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.10 Subscribers Agreement between Momentum Asia, Inc., (formerly New Age Publications, Inc.), and Torquay Associates Ltd.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.11 Reuters Investor Distribution Agreement with Momentum Internet Inc., dated April 22, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.12 Market Datafeed Service Agreement with Stock Exchange Information Services Limited dated May 3, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.13 Agreement between Momentum Internet, Inc., and Options Direct dated May 18, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.14 Agreement between Asia4sale.com, Ltd., and Karrex dated June 25, 1999.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.15 Agreement between Momentum Internet, Inc., and United Mok Ying Kie Limited dated June 29, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.16 Reuters Service Contract with Momentum Internet Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.17 Online Stock Trading Agreement between Swiftrade, Inc. and WdoT.rade Inc. dated July 1, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.18 Lease Agreement between the Company and Propco L.P. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.19 Addendum to Lease between the Company and Propco L.P.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.20 Tenancy Agreement between Momentum Associates Limited and Hong Kong Finance Property Company Limited dated December 1, 1998.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.21 Contract of Lease between Rebecca A. Ynares and Momentum Internet (Philippines) Inc. dated December 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.22 First Amendment to Contract of Lease between Rebecca A. Ynares and Momentum Internet (Philippines) Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.23 Contract of Lease between Philippine International Trading Corporation and Momentum Internet (Philippines) Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.24 Sublease Agreement between Philexcel Textiles Incorporated and Momentum Asia, Inc. (formerly New Age Publications, Inc.) (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.25 Amended Sublease Agreement between Philexcel Textiles Incorporated and Momentum Asia, Inc. (formerly New Age Publications, Inc.) (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.26 Lease Agreement between EsNET Properties L.C. and Online Investors Advantage, Inc., dated May 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.27 Lease Agreement between Dc Mason Ltd., and Online Investors Advantage, Inc., dated October 7, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.28 Lease Agreement between Gordon Jacobson and Online Investors Advantage, Inc., dated June 22, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.29 Employment Agreement and Stock Option between the Company and Allen D. Hardman dated July 1, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.30 Amendment to Employment Agreement between the Company and Allen D. Hardman. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.31 Non-Qualified Stock Option Agreement between the Company and Allen D. Hardman. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.32 Agreement between Momentum Associates Limited and Peter Graham Daley. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.33 Agreement between Momentum Associates Limited and Anthony L. Tobin. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.34 Agreement between Momentum Internet Inc., and Crossbow Consultants Limited.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

10.35 Agreement between Asia4sale.com Ltd., and Momentum Internet Inc., dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

21 Subsidiaries of the Registrant. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

24 Power of Attorney. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999; Commission File No. 0-27349).

27.1 Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the quarter of the period covered.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                             ZiaSun Technologies, Inc.


Dated: November 16, 1999                     /S/ Anthony L.Tobin
                                             -----------------------------------
                                             By: Anthony L. Tobin
                                             Its: President



Dated: November 16, 1999                     /S/ D. Scott Elder
                                             -----------------------------------
                                             By: D. Scott Elder
                                             Its: Chief Executive Officer




Dated: November 16, 1999                     /S/ Allen D. Hardman
                                             -----------------------------------
                                             By: Allen D. Hardman
                                             Its: Vice President



Dated: November 16, 1999                     /S/ Alfredo Alex S. Cruz III
                                             -----------------------------------
                                             By: Alfredo Alex S. Cruz III
                                             Its: Secretary