Form 10QSB/A
period 1999-09-30
ZIASUN TECHNOLOGIES INC
filed 1999-12-20
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

     This Form 10-QSB has 34 pages, the Exhibit Index is located at page 30.

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

                      Index to Financial Statements
                      -----------------------------
                                                                          Page
                                                                          ----
Balance Sheets..........................................................   3
Statements of Operations................................................   5
Statements of Stockholders' Equity......................................   6
Statements of Cash Flows................................................   7
Notes to the Financial Statements.......................................   9


     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     ASSETS

                                                    September 30,       December 31,
                                                        1999                 1998
                                                    -------------       ------------
                                                    (Unaudited)
CURRENT ASSETS

   Cash                                             $ 5,127,718         $   517,781
   Accounts receivable:
     Sale of Common Stock receivable                        -               480,000
     Contract Receivable                                824,398             378,000
     Trade receivable                                   272,138              41,879
   Inventory                                             15,678              50,000
   Marketable equity securities                         706,421             775,903
   Prepaid expenses                                     788,600               7,370
                                                    -----------         -----------

     Total Current Assets                             7,734,953           2,250,933
                                                    -----------         -----------

EQUIPMENT

   Printing equipment                                   294,576             294,576
   Machinery and equipment                              218,236             218,236
   Office equipment                                     507,139              59,571
   Vehicles                                              48,398              48,398
   Leasehold improvements                                92,516              92,516
   Less: accumulated depreciation                      (354,721)           (209,518)
                                                    -----------         -----------

     Total Equipment                                    806,144             503,779
                                                    -----------         -----------

OTHER ASSETS

   Goodwill, net                                      2,513,707                 -
   Receivables - related parties                         68,932             734,265
   Other assets                                       1,370,920           1,315,583
                                                    -----------         -----------

     Total Other Assets                               3,953,559           2,049,848
                                                    -----------         -----------

     TOTAL ASSETS                                   $12,494,656         $ 4,804,560
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of
    $0.001 par value, 22,055,000 and 20,930,000
    shares issued and outstanding, respectively          22,055              20,930
   Additional paid-in capital                         6,174,175           3,013,283
   Other comprehensive income                            38,794              38,794
   Retained earnings                                  4,233,937           1,131,540
                                                    -----------         -----------

     Total Stockholders' Equity                      10,468,961           4,204,547
                                                    -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $12,494,656         $ 4,804,560
                                                    ===========         ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                      September 30,
                                                    -------------------------------      ---------------------------
                                                        1999               1998              1999           1998
                                                    -----------         -----------      -----------     -----------
SALES, NET                                          $ 7,932,685         $   674,125      $17,831,876     $ 1,547,701

COST OF GOODS SOLD                                    5,447,640             318,332       10,995,532         516,850
                                                    -----------         -----------      -----------     -----------

   Gross Margin                                       2,485,045             355,793        6,836,344       1,030,851
                                                    -----------         -----------      -----------     -----------

OPERATING EXPENSES

   Depreciation and amortization                        111,979              41,531          280,278          72,819
   Bad debt expense                                      25,000              18,160          125,000          18,160
   General and administrative                           672,438             383,893        2,239,343         892,459
   Consulting fees - related party (Note 6)              48,420                 -            565,783             -
                                                    -----------         -----------      -----------     -----------

     Total Operating Expenses                           857,837             443,584        3,210,404         983,438
                                                    -----------         -----------      -----------     -----------

     Income from Operations                           1,627,208             (87,791)       3,625,940          47,413
                                                    -----------         -----------      -----------     -----------

OTHER INCOME (EXPENSE)

   Unrealized gains on marketable
    securities                                          185,854                 -            185,854             -
   Realized gain on marketable securities                23,417                 -            423,260             -
   Rental income                                          6,856              17,378           78,277          17,378
   Interest income                                       30,127               6,500           64,823           6,524
   Gain (loss) on write off of assets                     1,444                 -              7,418        (137,260)
                                                    -----------         -----------      -----------     -----------

     Total Other Income (Expense)                       247,698              23,878          759,632        (113,358)
                                                    -----------         -----------      -----------     -----------

INCOME (LOSS) BEFORE INCOME
 TAXES                                                1,874,906             (63,913)       4,385,572         (65,945)

INCOME TAXES (BENEFIT)                                  387,151                (474)       1,283,175           3,349
                                                    -----------         -----------      -----------     -----------

NET INCOME (LOSS)                                   $ 1,487,755         $   (63,439)     $ 3,102,397     $   (69,294)
                                                    ===========         ===========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                  22,055,000          20,930,000       24,089,583      20,930,000
                                                    ===========         ===========      ===========     ===========

BASIC EARNINGS PER SHARE                            $      0.07         $     (0.00)     $      0.13     $     (0.00)
                                                    ===========         ===========      ===========     ===========

FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         27,205,000          21,030,000       29,239,583      21,030,000
                                                    ===========         ===========      ===========     ===========

FULLY DILUTED EARNINGS PER SHARE                    $      0.05         $     (0.00)     $      0.11     $     (0.00)
                                                    ===========         ===========      ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                      Common Stock               Additional       Other
                                             -----------------------------        Paid-In      Comprehensive        Retained
                                                Shares         Amount             Capital      Income               Earnings
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1997                        50,000       $     1,906      $   824,959    $    41,761         $   (20,670)

Contribution of capital by shareholder               -                 -          1,359,449            -                   -

Recapitalization of Momentum
 ASIA, Inc. and Momentum
 Internet, Inc.                               20,880,000            19,024          828,875            -                   -

Currency translation adjustment                      -                 -                -           (2,967)                -

Net income for the year ended
 December 31, 1998                                   -                 -                -              -             1,152,210
                                             -----------       -----------      -----------    -----------         -----------

Balance, December 31, 1998                    20,930,000            20,930        3,013,283         38,794           1,131,540

Purchase of ASIA4Sale.com, Ltd.
 (unaudited)                                     100,000               100          249,900            -                   -

Purchase of Online Investors
 Advantage, Inc. (unaudited)                   1,000,000             1,000        2,445,000            -                   -

Exercise of stock option (unaudited)              25,000                25           12,475            -                   -

Gain on sale of the Company's
 common stock by a Subsidiary
 (unaudited)                                         -                 -            453,517            -                   -

Net income for the nine months
 ended September 30, 1999
 (unaudited)                                         -                 -                -              -             3,102,397
                                             -----------       -----------      -----------    -----------         -----------

Balance, September 30, 1999
 (unaudited)                                  22,055,000       $    22,055      $ 6,174,175    $    38,794         $ 4,233,937
                                             ===========       ===========      ===========    ===========         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                        1999                 1998
                                                    -----------         -----------
                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                $ 3,102,397  $          (69,294)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                      280,278              72,819
     Allowance for bad debts                            125,000              18,160
     Gain (loss) on write off of assets                   7,418            (137,260)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable          (321,657)           (365,454)
   (Increase) decrease in inventory                      34,322             (27,591)
   (Increase) decrease in other assets                  337,949             489,012
   (Increase) decrease in receivable - related party    734,265                 -
   (Increase) decrease in prepaids                     (781,230)                -
   (Increase) decrease in marketable
      equity securities                                  69,482                 -
   Increase (decrease) in accounts payable
      and accrued expenses                              563,682             446,607
     Increase (decrease) in income taxes payable        762,000                 -
                                                    -----------         -----------

       Net Cash Provided by Operating Activities      4,913,906             426,999
                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of subsidiaries                            (415,000)                -
   Purchases of property and equipment                 (454,986)           (284,573)
                                                    -----------         -----------

   Net Cash Used in Investing Activities               (869,986)           (284,573)
                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                          100,000                 -
   Sale of the Company's common stock by
     a subsidiary                                       453,517                 -
   Proceeds from exercise of stock options               12,500                 -
                                                    -----------         -----------

   Net Cash Provided by Financing Activities            566,017                 -
                                                    -----------         -----------

NET INCREASE (DECREASE) IN CASH                       4,609,937             142,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        517,781              22,011
                                                    -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 5,127,718         $   164,437
                                                    ===========         ===========



 The accompanying notes are an integral part of these consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Unaudited) (Continued)


                                                       For the Nine Months Ended
                                                              September 30,
                                                        1999                 1998
                                                    -----------         -----------
                                                    (Unaudited)
Cash Paid For:

   Interest                                         $       -           $       -
   Income taxes                                     $   861,882         $     1,873

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock        $ 2,696,000         $       -

   Contribution of capital by shareholder:

     Memberships in country clubs                   $       -           $   142,857
     Common stock                                           -             1,033,277
     Other assets                                           -               183,315
                                                    -----------         -----------
          Total                                     $       -           $ 1,359,449
                                                    ===========         ============

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

     Momentum Internet, Inc. (MII), a wholly-owned subsidiary, was incorporated under the laws of the British Virgin Islands on November 7, 1997. MII controls a range of Internet products and services, including a copyrighted international on-line stock trading web-site, a premium web-based e-mail service, an advertising banner network, a finance web-site and an Asia-focused search engine. MII has its main offices in Hong Kong.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

     On March 31, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization under which the Company would acquire Online Investors Advantage, Inc. (OIA), a Utah corporation. OIA is in the business training individuals how to effectively use the financial planning and investment tools available on the internet to manage their own investment portfolios. The training is structured around a five-step discipline, which includes searching for an investment, evaluating the investment and assessing the risk, timing the purchase, establishing an exit point and monitoring the investment. This is done through live workshops, and video-based, self-directed home learning programs, which include the use of OIA's proprietary website, www.investortoolbox.com. In exchange for all of the capital stock of OIA, the Company issued 1,000,000 (post-split adjusted) shares of restricted common stock and paid $400,000 in cash, all of which was distributed pro-rata to the shareholders of OIA, thereby making OIA a wholly-owned subsidiary of the Company. In addition, the Company issued 5,000,000 (post-split adjusted) shares pro-rata to the shareholders of OIA. Those shares are currently being held in escrow in accordance with the terms of the acquisition agreement, in the event that the actual earnings of OIA are less than $2,500,000, for the specified period, then the total number of shares being held in escrow shall be reduced on a one-share basis for each $1.00 of actual earnings of OIA less than $2,500,000. In the event that the actual earnings of OIA is greater than $2,500,000, the Company shall issue such additional shares on the basis of one additional share for each $1.00 of actual earnings of OIA greater than $2,500,000. The acquisition was completed on April 7, 1999. The acquisition of OIA was accounted for as a purchase. The contingent shares are not recorded as being issued in accordance with APB 16, paragraphs 79 and 80. OIA was incorporated under the laws of the State of Utah in 1998 to engage in the business of providing workshops to individuals regarding marketing in the stock market.

     On March 25, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company would acquire Asia4sale.com, Ltd., ("Asia4sale"). In exchange for 99 of the 100 shares of Asia4sale, the Company issued 100,000 (post-split adjusted) shares of restricted common stock and paid $15,000 cash to the majority holder of the capital stock of Asia4sale, thereby virtually making Asia4sale a wholly-owned subsidiary of the Company. In addition, the Company made an unsecured loan of $50,000 to Asia4sale upon closing of the acquisition and agreed to issue one(1) additional share of restricted common stock for each two dollars ($2.00) of actual earnings of Asia4sale for the period from April 1, 1999 through September 31, 2000. Asia4sale is in the business of Internet related international e-commerce. In addition, the Company was granted the option to repurchase the 50,000 shares issued in the acquisition of Asia4sale for a period of one (1) year at a price of $3.00 per share in the event that Asia4sale fails to reach positive cash flow from its operations by September 30, 2000. The acquisition was completed on May 12, 1999. The acquisition of Asia4sale was accounted for as a purchase. The contingent shares are not recorded as being issued in accordance with APB16, paragraphs 79 and 80.

     Asia4sale was incorporated on April 9, 1996, duly organized, validly existing and in good standing under the laws of Hong Kong. Asia4sale was organized to buy and sell merchandise over the internet, buying and selling goods directly from manufacturers in Asia. To be competitive in the Asian market, the Company has acquired the assets of Pacific Barter, Ltd., a company specializing in barter in Asia.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     i. Basic Income per Share of Common Stock

     The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted income per share of common stock as disclosed in the accompanying consolidated statements of operations includes the stock options discussed in Note 9, and the contingent shares discussed in Note 1, as common stock equivalents.


                                                   For the Three MonthsEnded          For the Nine Months Ended
                                                        September 30,                      September 30,
                                                ------------------------------------------------------------------
                                                   1999             1998              1999             1998
                                                ---------------  ----------------  ---------------  --------------

              Basic EPS Computation

              Numerator                         $     1,487,755  $        (63,439) $     3,102,397  $      (69,294)
                                                ---------------  ----------------  ---------------  --------------
              Denominator:
                Weighted common shares
                 outstanding                         22,055,000        20,930,000       24,089,583      20,930,000
                                                ---------------  ----------------  ---------------  --------------

              Basic EPS                         $          0.07  $          (0.00) $          0.13  $        (0.00)
                                                ===============  ================  ===============  ==============

              Diluted EPS Computation

              Numerator                         $     1,487,755  $        (63,439) $     3,102,397  $      (69,294)
                                                ---------------  ----------------  ---------------  --------------

              Denominator:
                Weighted common shares
                  outstanding                        22,055,000        20,930,000       24,089,583      20,930,000
                Employee options                        100,000           100,000          100,000         100,000
                Contingent purchase shares            5,050,000            -             5,050,000          -
                                                ---------------  ----------------  ---------------  --------------

                Total Shares                         27,205,000        21,030,000       29,239,583      21,030,000
                                                ---------------  ----------------  ---------------  --------------

              Diluted EPS                       $          0.05  $          (0.00) $          0.11  $        (0.00)
                                                ===============  ================  ===============  ==============

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

     k. Fair Value of Financial Instruments

     As of September 30, 1999 and December 31, 1998, the fair value of cash, accounts receivable and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

     l. Advertising

     Advertising costs are expensed as incurred.

     m. Research and Development

     The Company incurred research and development costs of approximately $400,000 in 1998 and approximately $48,000 in 1999. These costs are included in general and administrative expense.

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

     p. Stock Options

     The Company accounts for its employee stock options under the fair value method per Statement of Financial Accounting Standards No. 123.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     q. Unaudited Financial Statements

     The  accompanying   unaudited  financial  statements  include  all  of  the
     adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - OTHER ASSETS

     Other assets consisted of the following at:

                                                       September 30,       December 31,
                                                           1999               1998
                                                       -------------       ------------
                                                       (Unaudited)
               Deferred compensation                   $  26,667           $    40,000
               Memberships in country clubs              142,857               142,857
               Prepaid rental deposits                    26,383                25,583
               Mortgage note receivable                  250,000               250,000
               Common stock                              925,013               857,143
                                                       -------------       -------------

                                                       $1,370,920          $ 1,315,583
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
                                                       ============

     The Company has an employment agreement with an officer for 5 years beginning on July 1, 1997. The minimum salary is $120,000 per year, which is to be evaluated annually.

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

     c. Officer Compensation

     The Company's president is compensated for his services under a consulting contract with a company which he controls. The contract provides for $10,000 per month in consulting fees. Other officers of the Company were paid a total of $475,783 in consulting fees in addition to their base salaries for the nine months ended September 30, 1999.

NOTE 7 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

     The Company's marketing arrangement with one customer accounted for approximately 26% of the Company's revenue for the year ended December 31, 1998. Sales to another customer made up approximately 24% of the net sales in 1998. No customer made up more than 10% of net sales in 1999.

NOTE 8 - YEAR 2000

     Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time- sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

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


                                              For the                                           Online
                                             Nine Months                                       Investors
                                               ended         Momentum       Momentum           Advantage,     Corporate
                                             September 30    Asia, Inc.    Internet, Inc.         Inc.        Unallocated
                                             -----------------------------------------------------------------------------

     Net sales                               1999           $ 1,345,166    $ 1,930,485         $14,556,225    $       -
                                             1998               982,768        564,933                 -              -

     Operating income (loss)
      applicable to industry
      segment                                1999                34,993        649,306           3,444,183      (502,542)
                                             1998               (36,463)       197,202                 -        (113,326)
     General corporate
     expenses not allocated
     to industry segments                    1999                    -              -                  -         502,542
                                             1998                    -              -                  -         113,326

     Other income (expenses)
     including interest and gain
     on sale of securities                   1999                673,430         7,865              22,814        55,523
                                             1998                 23,902            -                  -        (137,260)


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

     Operating expenses include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 1999 includes depreciation of $134,645 and amortization of goodwill of $145,633. The Company recorded goodwill for the March, 1999 acquisitions of Asia4sale and OIA. For the nine months ended September 30, 1998 the Company reported depreciation expense of $72,819 on the equipment of Momentum Internet, Momentum Asia and the Ziasun corporate offices. General and administrative expenses were $2,239,342, or 13% of sales, for the same nine-month period in 1999 and $892,459, or 58% of sales, for the same period in 1998. The increase in general and administrative expenses was $1,346,883, or 151%, and was attributable to the general and administrative expenses of OIA acquired in 1999. Also, included in operating expenses during 1999 were consulting fees paid to certain related parties of $565,783.

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

                                             ZiaSun Technologies, Inc.


Dated: December 15, 1999                     /S/ D. Scott Elder
                                             -----------------------------------
                                             By: D. Scott Elder
                                             Its: Chief Executive Officer




Dated: December 15, 1999                     /S/ Allen D. Hardman
                                             -----------------------------------
                                             By: Allen D. Hardman
                                             Its: Vice President