Form 10QSB/A
period 1999-09-30
ZIASUN TECHNOLOGIES INC
filed 2000-04-05
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A-2

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

     This Form 10-QSB has 39 pages, the Exhibit Index is located at page 35.

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

                      Index to Financial Statements
                      -----------------------------

                                                                          Page
                                                                          ----
Balance Sheets...........................................................  3
Statements of Operations.................................................  5
Statements of Stockholders' Equity.......................................  7
Statements of Cash Flows.................................................  8
Notes to the Financial Statements......................................... 10


     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                     $   5,127,718   $     517,781
   Accounts receivable, net (Note 2):
     Sale of restricted stock receivable                              -           480,000
     Contract receivable                                          824,398         378,000
     Trade receivable                                             272,138          41,879
   Inventory (Note 2)                                              15,678          50,000
   Marketable securities (Note 2)                                 243,638         786,588
   Prepaid expenses                                               788,600           7,370
                                                            -------------   -------------

     Total Current Assets                                       7,272,170       2,261,618
                                                            -------------   -------------

EQUIPMENT (Note 2)

   Printing equipment                                             294,576         294,576
   Machinery and equipment                                        218,236         218,236
   Office equipment                                               507,139          59,571
   Vehicles                                                        48,398          48,398
   Leasehold improvements                                          92,516          92,516
   Less: accumulated depreciation                                (354,721)       (209,518)
                                                            -------------   -------------

     Total Equipment                                              806,144         503,779
                                                            -------------   -------------

OTHER ASSETS

   Equity investment (Note 12)                                    271,561         303,551
   Goodwill, net                                                5,302,324       2,129,056
   Receivables - related parties                                      -           734,265
   Other assets                                                   637,178         795,898
                                                            -------------   -------------

     Total Other Assets                                         6,211,063       3,962,770
                                                            -------------   -------------

     TOTAL ASSETS                                           $  14,289,377   $   6,728,167
                                                            =============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)



                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                    $   1,163,695   $     600,013
   Income taxes payable                                           762,000             -
   Note payable                                                   100,000             -
                                                            -------------   -------------

     Total Current Liabilities                                  2,025,695         600,013
                                                            -------------   -------------

     Total Liabilities                                          2,025,695         600,013
                                                            -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of
    $0.001 par value, 22,055,000 and 20,930,000
    shares issued and outstanding, respectively                    22,055          20,930
   Additional paid-in capital                                  12,133,586       8,923,394
   Treasury stock, 70,200 and 130,000 shares, respectively        (37,800)        (70,000)
   Other comprehensive income                                      50,096          38,794
   Deferred compensation                                          (30,000)        (40,000)
   Retained earnings                                              125,745      (2,744,964)
                                                            -------------   -------------

     Total Stockholders' Equity                                12,263,682       6,128,154
                                                            -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  14,289,377   $   6,728,167
                                                            =============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the Three Months Ended        For the Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------------------------------------------------
                                                  1999              1998               1999              1998
                                             ----------------  ---------------   ---------------  ----------------
SALES, NET                                   $      7,932,685  $       -         $    17,831,876  $         19,072

COST OF GOODS SOLD                                  5,447,640          -              10,995,532            45,926
                                             ----------------  ---------------   ---------------  ----------------

   Gross Margin                                     2,485,045          -               6,836,344           (26,854)
                                             ----------------  ---------------   ---------------  ----------------

OPERATING EXPENSES

   Depreciation and amortization                      166,570            3,206           474,051             9,617
   Bad debt expense                                    25,000          -                 125,000             -
   General and administrative                         670,994          -               2,135,250            59,399
   Consulting fees - related parties (Note 6)          48,420          -                 565,783             -
                                             ----------------  ---------------   ---------------  ----------------

     Total Operating Expenses                         910,984            3,206         3,300,084            69,016
                                             ----------------  ---------------   ---------------  ----------------

     Income (Loss) from Operations                  1,574,061           (3,206)        3,536,260           (95,870)
                                             ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Loss on equity investment                          (30,230)         -                 (31,990)            -
   Unrealized gains on marketable
    securities                                         83,254          -                  83,254             -
   Realized gain on marketable securities              23,417          -                 423,260             -
   Rental income                                        6,856          -                  78,277             -
   Interest income                                     30,127          -                  64,823             -
   Gain (loss) on write off of assets                   -              -                   -              (135,644)
                                             ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                     113,424          -                 617,624          (135,644)
                                             ----------------  ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                              1,687,485           (3,206)        4,153,884          (231,514)

INCOME (TAXES) BENEFIT                               (387,151)         -              (1,283,175)            -
                                             ----------------  ---------------   ---------------  ----------------

NET INCOME (LOSS)                                   1,300,334           (3,206)        2,870,709          (231,514)
                                             ----------------  ---------------   ---------------  ----------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Currency translation adjustment                      7,534          -                  11,302             -
                                             ----------------  ---------------   ---------------  ----------------

NET COMPREHENSIVE INCOME (LOSS)              $      1,307,868  $        (3,206)  $     2,882,011  $       (231,514)
                                             ================  ===============   ===============  ================


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)


                                               For the Three Months Ended        For the Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------------------------------------------------
                                                  1999              1998               1999              1998
                                             ----------------  ---------------   ---------------  ----------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                22,055,000       15,800,000        21,675,834        15,800,000
                                             ================  ===============   ===============  ================

BASIC EARNINGS PER SHARE                     $           0.06  $         (0.00)  $          0.13  $          (0.01)
                                             ================  ===============   ===============  ================

FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       27,130,000       15,900,000        26,750,834        15,900,000
                                             ================  ===============   ===============  ================

FULLY DILUTED EARNINGS PER SHARE             $           0.05  $         (0.00)  $          0.11  $          (0.01)
                                             ================  ===============   ===============  ================


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                                Other
                              Common Stock          Additional                  Compre-        Deferred
                       --------------------------   Paid-in         Treasury    hensive        Compen-    Accumulated
                          Shares     Amount         Capital          Stock       Income        sation       Deficit       Total
                       -----------   ------------   ------------   ---------   ------------   ----------  ------------   --------
Balance,
December 31, 1997       15,800,000         15,800      3,576,129          -              -       (40,000)   (3,514,284)      37,645

Purchase of Momentum
 ASIA, Inc. and
 Momentum Internet,
 Inc.                    5,130,000          5,130      5,347,265     (70,000)        41,761           -             -     5,324,156

Currency translation
 adjustment                     -              -              -           -          (2,967)          -             -        (2,967)

Net income for
 the year ended
 December 31, 1998              -              -              -           -              -            -        769,320      769,320
                       -----------   ------------   ------------   ---------   ------------   ----------  ------------  ------------
Balance,
December 31, 1998       20,930,000   $     20,930   $  8,923,394   $ (70,000)  $     38,794   $  (40,000) $ (2,744,964) $ 6,128,154


Purchase of
 ASIA4Sale.com, Ltd.
 (unaudited)               100,000            100        249,900         -              -            -             -        250,000

Purchase of Online
 Investors Advantage,
 Inc. (unaudited)        1,000,000          1,000      2,499,000         -              -            -             -      2,500,000

Exercise of stock
 option at $2.00
 per share (unaudited)      25,000             25         39,975         -              -         10,000           -         50,000

Proceeds from the sale
 of the Company's
 common stock by
 a Subsidiary
 (unaudited)                   -              -          421,317      32,200            -            -             -        453,517

Currency translation
 adjustment (unaudited)        -              -              -           -           11,302          -             -         11,302

Net income for the
 nine months
 ended September 30, 1999
 (unaudited)                   -              -              -           -              -            -       2,870,709    2,870,709
                       -----------   ------------   ------------   ---------   ------------   ----------  ------------  ------------

Balance,
September 30, 1999
 (unaudited)            22,055,000   $     22,055   $ 12,133,586   $ (37,800)  $     50,096   $  (30,000) $    125,745  $12,263,682
                       ===========   ============   ============   =========   ============   ==========  ============  ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                                1999             1998
                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                        $   2,870,709   $    (231,514)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                474,051           9,617
     Allowance for bad debts                                      125,000             -
     Unrealized gain on marketable securities                     (83,254)            -
     Loss on equity investment                                     31,990             -
     Realized gain of marketable securities                      (423,260)            -
     Loss on write off of assets                                      -           135,644
     Currency translation adjustment                              (11,302)            -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                  (321,657)            -
     (Increase) decrease in inventory                              34,322             -
     (Increase) decrease in receivable - related party            734,265             -
     (Increase) decrease in prepaid expenses                     (781,230)            -
     Increase (decrease) in accounts payable
      and accrued expenses                                        563,682          13,224
     Increase (decrease) in income taxes payable                  762,000             -
                                                            -------------   -------------

       Net Cash Provided by Operating Activities                3,975,316         (73,029)
                                                            -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of marketable securities                                  688,988             -
   Purchase of subsidiaries                                      (415,000)            -
   Purchases of property and equipment                           (454,986)            -
                                                            -------------   -------------

       Net Cash Used in Investing Activities                     (180,998)            -
                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash from purchase of subsidiaries                             212,102             -
   Proceeds from notes payable                                    100,000             -
   Sale of the Company's common stock by a subsidiary             453,517             -
   Proceeds from exercise of stock options                         50,000             -
                                                            -------------   -------------

     Net Cash Provided by Financing Activities                    815,619             -
                                                            -------------   -------------

NET INCREASE (DECREASE) IN CASH                                 4,609,937         (73,029)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  517,781          73,029
                                                            -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   5,127,718   $         -
                                                            =============   =============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                               For the Nine Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                                1999             1998
                                                            -------------   -------------
Cash Paid For:

   Interest                                                 $         -     $         -
   Income taxes                                             $     861,882   $         -

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                $   2,750,000   $         -


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

          Momentum Internet, Inc. (MII), a wholly-owned subsidiary, was incorporated under the laws of the British Virgin Islands on November 7, 1997. MII controls a range of Internet products and services, including a copyrighted international on-line stock trading web- site, a premium web-based e-mail service, an advertising banner network, a finance web-site and an Asia-focused search engine. MII has its main offices in Hong Kong.

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

          On October 5, 1998, the Company completed an agreement and plan of reorganization whereby Ziasun issued 5,130,000 shares of its common stock in exchange for all the outstanding common stock of MAI and MII. 4,000,000 shares were issued for MAI and 1,130,000 shares were issued for MII. The reorganization was accounted for as a purchase of MAI and MII. At the time of the acquisition, Ziasun had 15,800,000 shares outstanding. The financial statements of Ziasun reflected a license valued at $50,000 and minimal liabilities.

          Swiftrade, Inc. (SI), a wholly-owned subsidiary of MII, was incorporated under the laws of the British Virgin Islands in 1998 to operate an online trading and financial website. It was inactive in 1998.

          Online Investors Advantage, Inc. (Online) was incorporated under the laws of the State of Utah in 1997 to engage in the business of providing workshops to individuals regarding investing in the stock market.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

          On March 31, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization under which the Company would acquire Online Investors Advantage, Inc. (OIA), a Utah corporation. OIA is in the business of training individuals how to effectively use the financial planning and investment tools available on the internet to manage their own investment portfolios. The training is structured around a five-step discipline, which includes searching for an investment, evaluating the investment and assessing the risk, timing the purchase, establishing an exit point and monitoring the investment. This is done through live workshops, and video-based, self-directed home learning programs, which include the use of OIA's proprietary website, www.investortoolbox.com. In exchange for all of the capital stock of OIA, the Company issued 1,000,000 (post-split adjusted) shares of restricted common stock and paid $400,000 in cash, all of which was distributed pro-rata to the shareholders of OIA, thereby making OIA a wholly-owned subsidiary of the Company. In addition, the Company issued 5,000,000 (post-split adjusted) shares pro-rata to the shareholders of OIA. Those shares are currently being held in escrow in accordance with the terms of the acquisition agreement, in the event that the actual earnings of OIA are less than $2,500,000, for the period from April 1, 1999 through March 31, 2000, then the total number of shares being held in escrow shall be reduced on a one-share basis for each $0.50 of actual earnings of OIA less than $2,500,000. In the event that the actual earnings of OIA is greater than $2,500,000, the Company shall issue such additional shares on the basis of one additional share for each $0.50 of actual earnings of OIA greater than $2,500,000. The acquisition was completed on April 7, 1999. The acquisition of OIA was accounted for as a purchase. The contingent shares are not recorded as being issued in accordance with APB 16, paragraphs 79 and 80.

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

          On March 25, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company would acquire Asia4sale.com, Ltd., ("Asia4sale"). In exchange for 99 of the 100 shares of Asia4sale, the Company issued 100,000 (post-split adjusted) shares of restricted common stock and paid $15,000 cash to the majority holder of the capital stock of Asia4sale, thereby virtually making Asia4sale a wholly-owned subsidiary of the Company. In addition, the Company made an unsecured loan of $50,000 to Asia4sale upon closing of the acquisition and agreed to issue one(1) additional share of restricted common stock for each dollar ($1.00) of actual earnings of Asia4sale for the period from April 1, 1999 through September 30, 2000. Asia4sale is in the business of Internet related international e-commerce. In addition, the Company was granted the option to repurchase the 100,000 shares issued in the acquisition of Asia4sale for a period of one (1) year at a price of $1.50 per share in the event that Asia4sale fails to reach positive cash flow from its operations by September 30, 2000. The acquisition was completed on May 12, 1999. The acquisition of Asia4sale was accounted for as a purchase. The contingent shares are not recorded as being issued in accordance with APB16, paragraphs 79 and 80.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

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

          Marketable equity securities at September 30, 1999 and December 31, 1998 were $243,638 and $786,588 respectively, and have been included in current assets.

          i. Basic Income (Loss) per Share of Common Stock

          The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted income per share of common stock as disclosed in the accompanying consolidated statements of operations includes the stock options discussed in Note 9, and the contingent shares discussed in Note 1, as common stock equivalents.


                                                 For the Three Months Ended         For the Nine Months Ended
                                                       September 30, 1999                 September 30, 1999
                                                -----------------------------------------------------------------
                                                  1999             1998              1999             1998
                                                ---------------  ----------------  ---------------  ------
              Basic EPS Computation

              Numerator                         $     1,300,334  $         (3,206) $     2,870,709  $     (231,514)
                                                ---------------  ----------------  ---------------  --------------
              Denominator:
                Weighted common shares
                 outstanding                         22,055,000        15,800,000       21,675,734      15,800,000
                                                ---------------  ----------------  ---------------  --------------

              Basic EPS                         $          0.06  $          (0.00) $          0.13  $        (0.01)
                                                ===============  ================  ===============  ==============

              Diluted EPS Computation

              Numerator                         $     1,300,334  $         (3,206) $     2,870,709  $     (231,514)
                                                ---------------  ----------------  ---------------  --------------

              Denominator:
                Weighted common shares
                  outstanding                        22,055,000        15,800,000       21,675,834      15,800,000
                Employee options                         75,000           100,000           75,000         100,000
                Contingent purchase shares            5,000,000            -             5,000,000          -
                                                ---------------  ----------------  ---------------  --------------

                Total Shares                         27,130,000        15,900,000       26,750,834      15,900,000
                                                ---------------  ----------------  ---------------  --------------

              Diluted EPS                       $          0.05  $          (0.00) $          0.11  $        (0.01)
                                                ===============  ================  ===============  ==============


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


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

          l. Advertising

          Advertising costs are expensed as incurred except for those costs which relate to seminars which are capitalized as explained in Note 2t.

          m. Research and Development

          The Company expenses immediately research and development costs incurred for its own benefit. Research and development costs approximated $33,657 and $48,000 in 1998 and 1999 respectively. These costs are included in general and administrative expense. The cost of research and development performed for customers is included in cost of sales.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          o. Change in Accounting Principle (Continued)

          The Financial Accounting Standards Board has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

          SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

          p. Stock Options

          The Company accounts for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123.

          q. Treasury Stock

          The Company accounts for its investment is treasury stock using the cost method. The proceeds are charged to paid-in capital.

          r. Revenue Recognition Policies

          The Company recognizes revenues upon delivery of the product and acceptance of the product or services by the customer. Fees received for seminars are deferred until the seminar is completed.

          s. Goodwill

          The Company has recorded goodwill on the purchase of MAI, MII, Online and Asia4sale for the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. The goodwill is amortized using the straight-line method over 10 years. The goodwill is evaluated annually for any impairment. If an impairment is recognized it is charged to expense in that period.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          t. Prepaid Expenses and Deferred Revenues

          The Company capitalizes costs incurred in preparing for its seminars. These costs include advertising, education materials and meeting site costs. The advance fees the Company receives are also deferred until the seminar is completed. At the end of the seminar, the fees are recognized as revenues and the costs are expensed. The detail of the capitalized prepaid expenses are summarized as follows:

                                                            September 30,
                                                               1999
                                                            -------------
                    Radio and television                    $     416,665
                    Newspaper advertising                         118,625
                    Travel                                        127,088
                    Postage                                        64,296
                    Instructor salary                              27,000
                    Marketing commissions                          26,525
                    Other                                           8,401
                                                            -------------

                         Total                              $     788,600
                                                            =============

          u. Unaudited Financial Statements

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -  OTHER ASSETS

          Other assets consisted of the following at:

                                                            September 30,    December 31,
                                                                1999             1998
                                                            -------------   -------------
                                                             (Unaudited)
         Memberships in country clubs                       $     142,857   $     142,857
         Prepaid rental deposits                                   28,171          28,171
         Mortgage note receivable                                 250,000         250,000
         License                                                   50,000          50,000
         Investment in restricted common stock (Note 11)          166,150         324,870
                                                            -------------   -------------

                                                            $     637,178   $     795,898
                                                            =============   =============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          The Company currently leases a large facility under a 20 year non-cancelable operating lease in the Philippines. The Company also leases office space in California and Hong Kong under 5-year renewable leases which began in 1998. Rent expense for the nine months ended September 30, 1999 and the year ended December 31, 1998 was $189,945 and $198,788, respectively.

          Future minimum lease commitments are as follows:

                                    1999                    $     253,260
                                    2000                          176,244
                                    2001                          184,633
                                    2002                          193,457
                                    2003                           80,292
                                    Thereafter                  1,593,540
                                                            -------------

                                    Total                   $   2,481,426
                                                            =============


          The Company has an employment agreement with an officer for 5 years beginning on July 1, 1997. The minimum salary is $120,000 per year, which is to be evaluated annually.

NOTE 5 -  INCOME TAXES

          For the nine months ended September 30, 1999 and the year ended December 31, 1998, income taxes were as follows:

                                                              For the
                                                             Nine Months      For the
                                                               Ended         Year Ended
                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)

              Net income earned in the U.S. -
               subject to tax                               $   2,916,307   $         -
              Net income earned in the Philippines -
               subject to tax                                      89,500             -
              Net income (loss) not subject to taxation
               jurisdictions                                    1,148,077         769,320
                                                            -------------   -------------

                   Income Before Taxes                      $   4,153,884   $     769,320
                                                            =============   =============

              Tax liability assumed                         $     340,707   $         -
              Income tax expense                                1,283,175             -
              Income tax paid                                    (861,882)            -
                                                            -------------   -------------

                   Net Tax Due                              $     762,000   $         -
                                                            =============   =============


          The Company had no deferred tax liabilities or assets. The temporary difference due to the unrealized gain on marketable securities pertains to the British Virgin Islands where there is no income tax.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 6 -  RELATED PARTY TRANSACTIONS

          a. Receivables

          The Company had a receivable from a related company in the amount of $734,265 at December 31, 1998. This receivable was non-interest bearing, due on demand and unsecured. The Company was repaid the $734,265 in 1999.

          b. Officer Compensation

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 9 -  STOCK OPTIONS

          On May 30, 1997, the Company gave its vice-president the option to purchase 100,000 shares of its common stock at $2.00. At the time of the granting of the option, the stock was trading at approximately $2.40 per share. Accordingly, deferred compensation and contributed capital of $40,000 was recorded for the excess of the trading price over the option price. The options vest in 25,000 share increments for each year of service beginning in 1999. The Company is recording as expense $10,000 per year for the next 4 years as the options vest.

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

                         For the                                      Online
                         Nine Months                                  Investors
                          Ended            Momentum     Momentum       Advantage,   Asia4sale      Corporate
                         September 30,  Asia, Inc.    Internet, Inc.  Inc.          .com Ltd.      Unallocated    Total
                      ----------------  ------------  -------------- -------------  -----------  --------------   ------------
Net sales             1999              $  1,345,166  $  1,930,485   $  14,556,225  $    -       $       -        $ 17,831,876
                      1998                    -             -               -            -               19,072         19,072
Operating income
 (loss) applicable
 to industry segment  1999                    34,993       649,306       3,444,183      (47,686)       (780,712)     3,300,084
                      1998                    -             -               -            -              (95,870)       (95,870)

General corporate
 expenses not
 allocated to industry
 segments             1999                    -             -               -            -              780,712        780,712
                      1998                    -             -               -            -               69,016         69,016

Other income
 (expenses) including
interest and gain
on sale of securities 1999                   586,945         7,865          22,814       -               -             617,624
                      1998                    -             -               -            -             (135,644)      (135,644)

Operating assets      1999                 4,223,754     1,163,092       3,768,942      17,659        5,115,930     14,289,377
                      1998                 3,486,547       350,923          -            -            2,890,697      6,728,167


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 11 - MARKETABLE EQUITY SECURITIES

          The following is a summary of the Company's activity in marketable securities for the nine months ended September 30, 1999:

                                                                       Estimated
                                                                       Fair Market
                                        Shares                         Value or      Realized      Unrealized
               Name                     Held/Sold        Cost          Sales Price   Gain(Loss)    Gain(Loss)
               ----                    ------------   ------------   -------------  ------------  --------------

               Chequemate, Inc.        $     51,700   $    103,400   $     103,400  $     -       $       -
               Other                          -             65,179         242,838       94,405          83,254
                                                                     -------------  ------------  --------------

                      Total Marketable
                       Securities                                    $     243,638  $    94,405   $      83,254
                                                                     =============  ============  ==============

               Laraca, Inc                  250,000   $    125,000   $     312,500  $    187,500  $       -
               Titan Motorcycle, Inc.         6,000         33,260         174,615       141,355          -
                                                      ------------   -------------
               Laraca, Inc.                 332,300        166,150         166,150         -              -
                                                                     -------------  ------------  -------------

                       Total Investment in
                        Restricted Stock                             $     166,150  $    328,855  $       -
                                                                     =============  ============  =============

                       Gains                                                        $    423,260  $      83,254
                                                                                    ============  =============

          No unrealized gain has been recognized because the restricted shares are recorded at their estimated fair value which is cost.

NOTE 12 - EQUITY INVESTMENT

          The Company accounts for its investment in Bevex, Inc. using the equity method of accounting. The Company owned 6,700,000 shares at September 30, 1999.

               Investment at December 31, 1998                $         303,551
               Losses                                                   (31,990)
                                                              -----------------

               Net                                            $         271,561
                                                              =================

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 13 - PURCHASE OF SUBSIDIARIES

          A Summary of the purchase of Asia4sale and Online Investors Advantage, Inc. is as follows:



                                                   Finders
                                     Total          Shares        Asia4sale       Online
                                   ------------   -----------    ----------     ----------
          Goodwill                 $ 3,512,675    $   375,000    $  375,578     $2,762,097
                                   ============
          Current assets                                  -             345        648,858
          Property and equipment                          -             -           95,612
          Other assets                                    -             -              800
          Current liabilities                             -        (110,923)      (607,367)
                                                  -----------    ----------     ----------

               Total Purchase Price               $   375,000    $  265,000     $2,900,000
                                                  ===========    ==========     ==========

          Cash                                    $       -      $   15,000     $  400,000
          Common stock (at $2.50 per share)           375,000       250,000      2,500,000
                                                  ------------   ----------     ----------

                   Total Purchase Price           $   375,000    $  265,000     $2,900,000
                                                  ===========    ==========     ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 1999 and December 31, 1998
----------------------------------------

Changes in Financial Condition
------------------------------

     On March 25, 1999 the Company acquired Asia4sale by issuing restricted common stock of the Company for virtually all of the stock of Asia4sale and $15,000 cash. Additionally, on March 31, 1999 the Company acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. These acquisitions were accounted for as purchases. The acquisition of OIA has made a substantial, positive contribution to the financial condition of the Company through September 30, 1999. The balance of current assets at September 30, 1999 was $7,272,170 compared to a balance of $2,261,618 at December 31,1998. The balances of current liabilities are $2,025,695 and $600,013 for the same periods respectively. The resulting current ratio at September 30, 1999 is 3.6:1. The current ratio at December 31, 1998 was 3.8:1.

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

     Current assets at September 30, 1999 also increased due to the increase of prepaid expenses from $7,370 to $788,600, an increase of $781,230, or 10,600%. The increase in prepaid expenses is primarily due to the advance payments by OIA for costs such as newspaper, radio and television advertising for future seminars. Additionally, accounts receivable increased $196,657 or 22%, from $899,879 at December 31, 1998, to $1,096,536 at September 30, 1999. The balance of accounts receivable at September 30, 1999 includes the contract receivable balance of $824,398 representing service contracts receivable for web sight development and ongoing support. The remaining balance of trade receivables of $272,138 is shown net of allowance for doubtful accounts of $161,320.

     The balance of current liabilities at September 30, 1999 is $2,025,695 and at December 31, 1998 is $600,013. The increase of $1,425,682, or 238%, is due primarily to the income taxes payable at September 30, 1999 of $762,000.
Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company and Asia4sale is a Hong Kong company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. There were no income taxes payable at December 31, 1998. Also, accounts payable and accrued expenses increased by $563,682 or 94% related to the balances of Online Investors.

     The balance of equipment increased from $503,779 to $806,144, an increase of $302,365, or 60% from December 31, 1998 to September 30, 1999. The increase is due primarily to the addition of office equipment of approximately $175,000 by OIA. Depreciation expense on all equipment for the nine-month period is $134,645.

     Other assets increased $2,248,293, or 57% from $3,962,770 at December 31, 1998 to $6,211,063 at September 30, 1999. The increase is due primarily to the addition of $3,173,265 of goodwill, (net) resulting from the acquisitions of OIA and Asia4sale. Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA and Asia4sale. The increase of other assets attributable to goodwill was offset by the net decrease in a receivable from related party of $734,265 resulting from the collection of that balance.

     At September 30, 1999 the Company had accounts payable and accrued expenses of $1,163,695, taxes payable of $762,000 and no long-term debt. The Company has sufficient cash flow from operations and the sale of marketable equity securities to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for possible acquisitions of companies that will contribute in a positive way to the Company's operating strategy.

Results of Operations
---------------------

     During 1998 the company was winding down its activities with the beverage centers. By January 1999 those operations had entirely ceased. The operations of Momentum Asia and Momentum Internet are not included until the fourth quarter of 1998. The September 30, 1999 operations include Momentum Asia and Momentum Internet from January 1, 1999 forward and the operations of Online Investors and Asia4sale from April 1, 1999 forward. Certain comparisons between September 30, 1998 and September 30, 1999 numbers have been omitted due to the lack of comparable information.

For the three months ended September 30, 1999 and September 30, 1998
--------------------------------------------------------------------

     As explained previously, the Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the operating income of the Company since that date.

     Sales for the three months ended September 30, 1999 were $7,932,685. The Company had no sales during the same period in 1998. The sales attributable to OIA for this period were $6,598,868. Cost of goods sold for the Company for the three months ended September 30, 1999 was $5,447,640, or 69% of sales, resulting in gross profit of $2,485,045, or 31% of sales

     During the three months ended September 30, 1999, OIA expanded its operations to Australia, New Zealand, and Canada. The sales attributable to these new markets were $1,269,832.

     Operating expenses include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 1999 includes depreciation of $55,204 and amortization of goodwill of $111,366. The Company recorded goodwill for the October, 1998 acquisitions of Momentum Asia and Momentum Internet and the March, 1999 acquisitions of Asia4sale and OIA. For the three-months ended September 30, 1998 the Company reported depreciation expense of $3,206. General and administrative expenses were $670,994 or 8% of sales, for the same three-month period in 1999.

     Other income for the three months ended September 30, 1999 includes realized gain on the sale of marketable securities of $23,417, unrealized gains on marketable securities of $83,254 and interest income of $30,127.

For the nine months ended September 30, 1999 and September 30, 1998
-------------------------------------------------------------------

     Sales for the nine months ended September 30, 1999 were $17,831,876 as compared to $19,072 for the nine months ended 1998, an increase of $17,812,804. The 1999 sales attributable to OIA were $14,586,003. Cost of goods sold for the Company for 1999 was $10,995,532, or 62% of sales, resulting in gross profit of $6,836,344, or 38% of sales. Cost of goods sold for the same period in 1998 was $45,926, or 241% of sales, resulting in a negative gross profit for that period of $26,854. The gross profit increased $6,863,198.

     On a nine-month ended September 30, 1999 proforma basis, including the operations of OIA from January 1 to September 30, 1999, the Company had revenues of approximately $22,000,000. Cost of goods sold would have been approximately $14,000,000, or 64% of sales, resulting in gross profit of approximately $8,000,000, or 36% of sales.

     Operating expenses include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 1999 includes depreciation of $134,645 and amortization of goodwill of $339,406. For the nine months ended September 30, 1998 the Company reported depreciation expense of $9,617. General and administrative expenses were $2,135,250, or 12% of sales, for the same nine-month period in 1999 and $59,399, or 311% of sales, for the same period in 1998. Also, included in operating expenses during 1999 were consulting fees of $565,783 paid to Mr. Elder and Mr. Jardine for presentation services related to OIA and bad debt expense of $125,000.

     For the nine months ended September 30, 1999 other income (expense) increased from $135,644 expense for the nine months ended September 30, 1998 to $617,624 other income, an increase of $753,268, or 555%. The other income in 1999 is attributable primarily to the realized gain from the sale of marketable securities of $423,260 and unrealized gains on marketable securities of $83,254. Other expense for the same period in 1998 was attributable primarily to the write off of certain equipment related to beverage centers.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

Filing of Registration Statement Pursuant to Section 12(g)
-----------------------------------------------------------

     On September 16, 1999, the Company filed a Registration Statement on Form 10-SB in order to register the Company's common stock, $0.001 par value pursuant to Section 12(g) of the Securities Exchange Act of 1934. Pursuant to statute the registration statement on Form 10-SB was deemed effective on November 15, 1999. October 26, 1999, the Company received comments from the SEC requesting clarification of certain items in the Registration Statement. The Company will file an Amendment No. 1 to the Registration Statement in response to the SEC's comments. The Registration Statement on Form 10-SB, Amendment No. 1 and Amendment No.2 to the Registration on Form 10-SB, as filed with the Securities and Exchange Commission are incorporated herein by reference.

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

                                             ZiaSun Technologies, Inc.


Dated: April 3, 2000                         /S/ D. Scott Elder
                                             -----------------------------------
                                             By: D. Scott Elder
                                             Its: Chief Executive Officer




Dated: April 3, 2000                         /S/ Allen D. Hardman
                                             -----------------------------------
                                             By: Allen D. Hardman
                                             Its: Vice President