Form 10KSB
period 1999-12-31
ZIASUN TECHNOLOGIES INC
filed 2000-04-12
CIK 1085705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended: December 31, 1999

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ____ to ____

             ------------------------------------------------------
                         Commission File Number: 000-27349


                            ZIASUN TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        NEVADA                                              84-1376402
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

462 Stevens Avenue, Suite 106, Solana Beach, CA             90275
----------------------------------------------------    ------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (858) 350-4060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities Registrant pursuant to Section 12(b) of the Act:   None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.001 Par Value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The  issuer's   revenues  for  the  year  ended   December  31,  1999  were
$27,220,240.

     As of March 31, 2000 there were 27,230,018 million shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing bid of such shares on the OTC Bulletin Board on March 31, 2000) was approximately $210,131,842.

     Documents Incorporated by Reference: See Exhibit List.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ZIASUN TECHNOLOGIES, INC.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1999

                                      INDEX

                                     PART I
                                                                          Page
                                                                          ----
Item 1. Description of Business .......................................    1

Item 2. Description of Properties......................................    21

Item 3. Legal Proceedings .............................................    22

Item 4. Submission of Matters to a Vote of Security Holders ...........    22

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.......    22

Item 6. Management Discussion and Analysis or Plan of Operation .......    23

Item 7. Financial Statements ..........................................    26

Item 8. Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures ....................................    46

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    46

Item 10. Executive Compensation .......................................    50

Item 11. Security Ownership of Certain Beneficial Owners
          and Management ..............................................    52

Item 12. Certain Relationships and Related Transactions ...............    54

Item 13. Exhibits and Reports on Form 8-K .............................    56

Signatures ............................................................    60

                                      (i)

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about ZiaSun and its subsidiaries industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 13 through 20 as well as those noted in the documents incorporated herein by reference. Unless required by law, ZiaSun undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     ZiaSun Technologies, Inc. (the "Company" or "ZiaSun") was organized under the laws of the State of Nevada on March 19, 1996, under the name "Carlisle Enterprises, Inc." The Company was incorporated for the purpose of executive search and recruitment of employees for businesses. The Company currently owns Internet based operations and holdings. The Company believes the continuing shift of consumers from conventional shopping practices and distribution channels to internet-based services, along with the huge growth potential of International Internet usage will provide significant future growth opportunities for its various e-commerce activities.

     The Company actively seeks to acquire, structure, manage and consolidate other select holdings through its wholly-owned subsidiaries operating in the U.S. and in foreign markets. The objective is to acquire holdings which will provide marketing and operating synergy with one another, are well positioned and profitable in their targeted markets, and/or have demonstrated technical expertise in certain areas of e-commerce. While the Company pursues certain business opportunities, alliances and joint ventures, which will enhance profitable growth and development, and help maximize the shareholders' equity, the company does not typically openly advertise to attract such opportunities.

     The two basic challenges in effectively implementing this strategy, while preserving and continually developing the Company's core technology, are: 1) Maintaining an active pipeline of potentially desirable, acquirable companies through various business contacts and financial institutions, and 2) Maintaining the financial wherewithal to move quickly enough, when an opportunity for a synergistic acquisition arises, to complete the acquisition, and effectively integrate the acquired entity into the Company's holdings at minimum cost and/or disruption to the other entities. In some instances this will include the challenge of effectively restructuring the acquired entities with one or more existing entities to maximize their contribution to the Company's revenues and profits.

     The relative infancy of users of online financial services in the foreign markets is another key to the Company's future growth. The Company is focused on capturing a large market share of these foreign users and a significant percentage of the growing number of U.S. users of Internet tools and services. The U.S. domestic market is also projected to sustain its growth in domestic e-commerce and online financial services usage, and is still developing in terms of the number of educated users of these services.

     The Company's business model is simple and proven in the Internet market and presents continued long-term growth prospects. Substantial front-end revenue is created by selling packages of Internet educational and e-commerce services to businesses and/or consumers worldwide. The services and products sold contain features designed to cross promote other portals, products and services of the Company. These other products and services rely on backend commissions, fees, profit sharing, and high-traffic to create revenue and operate with very low overhead. This is expected to result in high profit margins for the Company. Profit created by front-end sales of services, combined with net cash flow generated by gains on investments and non-Internet groups, is being invested in the further development of the high profit margin Internet groups. As this operating model grows, the Company's base of loyal users, subscribers and visitors to their websites and services will also grow. It will also build the credibility necessary to establish further relationships, strategic alliances, co-branding and licensing agreements with Internet companies with similar interests.

     The Company is diversified enough to not be dependent on any single product or service. Rather, the wholly-owned subsidiaries publish, market and service many web products and services, and maintain the necessary value-added support for these products and services. Therefore, any of the Company's groups, Internet products or services, or joint ventures could be a stand-alone company. This creates opportunities for sale or spin off of any holdings in order to maximize shareholder equity.

     The Company may divest or "spin off" equity interest in one or more of its entities when it is strategically and economically advantageous to shareholders. This could increase the shareholders' equity, and, at the same time, allow the Company to focus on its core operations and holdings, once it has adequately entrenched itself in the most profitable targeted markets. It is expected that stock dividends or warrants resulting from a spin off or stock exchange, or cash dividends resulting from a cash sale, would be issued to company shareholders if and when the Company divests itself of any given entity.

Recent Developments.
--------------------

     During 1999, the Company undertook several acquisitions and/or mergers to diversify and enter some technology-based arenas.

     Acquisition of Asia4sale
     ------------------------

     On March 25, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company would acquire Asia4sale.com, Ltd., ("Asia4sale"), a Hong Kong Registered Company. In exchange for 99 of the 100 shares of Asia4sale, the Company issued 100,000 (post-split adjusted) shares of restricted common stock and paid $15,000 cash to the majority holder of the capital stock of Asia4sale, thereby virtually making Asia4sale a wholly-owned subsidiary of the Company. In addition, the Company made an unsecured loan of $50,000 to Asia4sale upon closing of the acquisition and agreed to issue one (1) additional share of restricted common stock for each two dollars ($2.00) of actual earnings of Asia4sale for the period from April 1, 1999, through September 31, 2000. Actual earnings of Asia4sale which are defined as net income before income taxes, depreciation and interest expense were zero from April 1, 1999 through September 30, 1999. Asia4sale is in the business of Internet related international e-commerce. In addition, the Company was granted the option to repurchase the 100,000 (post split adjusted) shares issued in the acquisition of Asia4sale for a period of one (1) year at a price of $3.00 per share in the event that Asia4sale fails to reach positive cash flow from its operations by September 30, 2000. As of the date of this registration statement, Asia4sale has not yet reached positive cash flow. The acquisition was completed on May 12, 1999.

     Acquisition of Online Investors Advantage, Inc.
     -----------------------------------------------

     On March 31, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company would acquire Online Investors Advantage Incorporated ("OIA"), a Utah corporation. OIA is in the business of training individual investors how to effectively use the financial planning and investment tools available on the internet to manage their own investment portfolios. The training is structured around a five-step discipline, which includes searching for an investment, evaluating the investment and assessing the risk, timing the purchase, establishing an exit point and monitoring the investment. This is done through live workshops, and video-based, self-directed home learning programs, which include the use of OIA's proprietary website www.investortoolbox.com. In exchange for all of the capital stock of OIA, the Company issued 1,000,000 (post-split adjusted) shares of restricted common stock and paid $400,000 in cash, all of which was distributed pro-rata to the shareholders of OIA, thereby making OIA a wholly-owned subsidiary of the Company. In addition, the Company issued 5,000,000 (post-split adjusted) shares pro-rata to the shareholders of OIA. Those shares are currently being held in escrow in accordance with the terms of the adjustment provision set forth in the acquisition agreement, based on anticipated earnings of at least $2,500,000 for OIA for the period from April 1, 1999, through March 31, 2000. As set forth in the terms of the acquisition agreement, in the event that the actual earnings of OIA are less than $2,500,000, for the specified period, then the total number of shares being held in escrow shall be reduced on a one-share basis for each $1.00 of actual earnings of OIA less than $2,500,000. In the event that the actual earnings of OIA is greater than $2,500,000, then the Company shall issue such additional shares on the basis of one additional share for each $1.00 of actual earnings of OIA greater than $2,500,000. The acquisition was completed on April 7, 1999. The actual earnings which are defined as net income before income taxes, depreciation and interest expense, were approximately $3,700,000 through April 1, 1999.

Business Model and Products
---------------------------

     The Company's primary revenues are derived from their subsidiaries' respective products and services, organized into the following groups:

     Internet Consumer Services Group
     --------------------------------


     Revenue From                  Operating Subsidiary     Product/Service
     ------------                  --------------------     ---------------
     Online Education              OIA                      Investors Toolbox
     Off line Education            OIA                      Live Workshops, Home Study
     Online Financial Services     Momentum Internet/       Swiftrade

     This is the Company's largest revenue producing group. It constitutes 86% of net revenues for the twelve months ended June 30, 1999. E-learning and training constitute the major portion of the Company's current business. Front-end revenues are generated from memberships, subscriptions, attendance fees for live workshops in major cities worldwide; and sales of Internet, audio, and video home-study programs. At the same time, OIA helps build loyalty for, and cross promotes other Internet Consumer Services offered by the Company. The Company's online financial services portal, Swiftrade, generates front-end revenue from referral fees per trading account; but projects substantially higher future revenues from backend fees from transactions (orders), and profit sharing agreements with its broker/dealer partners on various stock exchanges. Asia4sale will generate front-end revenue from sales of regional e-commerce franchises, while building a substantial free retail franchise structure to serve as the distribution base for the products and services offered by the Asia4sale "store."

     Internet Media Sales
     --------------------

                                   Primary
     Revenue From                  Operating Subsidiary     Product/Service
     ------------                  --------------------     ---------------
     Advertising on Websites       Momentum Internet        All Websites
     Banner Advertising            Momentum Internet        PINmail/MediaHits
     E-Mail List Rental            Momentum Internet        All Websites
     Online Marketing              Momentum Internet        All Websites

     The company generates flat fees and fees per impression, visit, click-through, or sign up for online advertisers of all types. Impressions are generated by high traffic to the Company's websites, swiftrade.com, a portal for stock trading in the USA, Hong Kong and the UK; mfinance.com, allows some 10,000 registered subscribers to access certain Asian business and financial news fed by AFX-Asia a joint venture with France Presse and the "Financial Times" of London; searchdragon.com, an Asia business directory listing more than 5,000 Asian business websites; mediahits.com, an advertising banner network, and by a large volume of banners placed on those PINmail pages used by the general public. It constitutes 7% of net revenues for the year ended December 31, 1999.

     Internet Support Services
     -------------------------

                                   Primary
     Revenue From                  Operating Subsidiary     Product/Service
     ------------                  --------------------     ---------------
     E-Mail Customer Service       Momentum Asia            ServiceLive
     Telephone Customer Service    Momentum Asia            ServiceLive
     Database Management           Momentum Asia            ServiceLive/
                                                            Momentum Direct

     The support services furnished by this group include responding to e-mail and telephone inquiries via return e-mail and telephone. Those inquiries typically include questions regarding; trading accounts, password information, billing and technical questions for PINmail accounts, MediaHits, Mfinance subscribers and Asia4Sale stores. This group also responds to inquiries for banner advertising and co-branded websites. Working from internet databases, where customer information is stored, the customer service personnel are trained to answer frequently asked questions regarding opening new accounts. Future revenue will be derived from monthly fees paid by non-related customers. The support services are being offered to webmasters of other websites, which are currently being serviced from high-cost areas of the world. The Company has space for substantial expansion, operates out of a very low-cost region, and is negotiating with several potentially large users of the service, including E*Trade Group, GE Capital, and Asia Pre-Press Technologies, a US-based company. The proposal for E*Trade Group has been submitted to the Vice President of Service Quality. According to E*Trade management, the proposal is temporarily on hold until they reach capacity in their new customer service facility in Atlanta. The proposal for GE Capital is in process, and responses are being prepared to numerous questions regarding the Company's ability to handle their back office and technical support requirements. There is a verbal agreement in place with Asia Pre-Press Technologies to e-mail customer service and database encoding services. APPT has numerous U.S.-based customers. Quantifiable cost savings can be achieved by client users of ServiceLive, at the same time allowing the Company to generate positive cash flow due to its established low cost base. It makes up 7% of net revenues for the year ended December 31, 1999.

     Printing and Direct Mail
     ------------------------

                                   Primary
     Revenue From                  Operating Subsidiary     Product/Service
     ------------                  --------------------     ---------------
     List Rental                   Momentum Asia            Momentum Direct
     Design/layout                 Momentum Asia            Momentum Direct
     Printing                      Momentum Asia            Momentum Direct
     Lettershop                    Momentum Asia            Momentum Direct

     The wholly-owned subsidiary Momentum Asia has a substantial base of clients, for which it provides printing and direct mail services. Momentum Direct, a newly formed division of Momentum Asia is actively marketing these services to large multi-national corporations. This division is profitable, and will continue to grow by the addition of new clients and makes up 3% of net revenues for the six months ended June 30, 1999.

     Internet Investment Ventures
     ----------------------------

     This group is managed through the Company and its subsidiary Momentum Asia, and has a portfolio of holdings in public and private companies, held as Marketable Securities and Investments Held to Maturity, depending on the Company's strategy at the time of acquisition. This group continues to aggressively pursue further investments in startup Internet related companies with solid management and realistic business plans. Both short-term and long-term gains are available from this group.

     Summary:
     --------

     The Company is currently increasing its front-end sales revenues from non-Internet related operations and cash gains on sales of investments. It is anticipated that sales from these areas will continue to increase substantially in the next two years. However, the Company's business plan projects backend revenue in the form of commissions, transaction fees, and profit sharing from its Internet Consumer Services Group (e-commerce and online financial services) will outgrow and exceed front-end revenue within the next two years.

The Company's Subsidiaries and the Nature of Products and Services Offered
--------------------------------------------------------------------------

     "OIA" provides in-depth consumer training in the optimum use of Internet investment and financial management tools and services via workshops, home study, and online subscriptions OIA recently expanded into the International marketplace. In addition, OIA currently has a working relationship with Optioninvestor.com and Telescan. OIA and its data providers have formed "Investors Toolbox" (www.investorstoolbox.com), a proprietary website for its subscribers and members for ongoing investment analysis.

     Optioninvestor.com is an online investment newsletter purchased at wholesale to provide to OIA subscribers. Telescan is a financial and investment news and data provider. OIA procures Telscan's services and custom tailors the data to OIA's needs.

     "Momentum Internet", either publishes its own online publications or enters into Joint Venture agreements with strategic partners, who have positive cash flow, and will provide marketing and operating synergy with Momentum Internet in their targeted markets. The company then develops, hosts, manages and promotes its own websites. Most sales are in U.S. Dollars, and the Asian economic crisis has had a positive impact on operations due to favorable exchange rates and lower facility costs. Momentum Internet manages all online activities for its clients, including Barclays International Funds Asia from its Manila and Hong Kong main offices. Following is Momentum Internet's mix of products and services:

     Swiftrade (www.swiftrade.com) is an online trading and financial services portal, which provides Internet access for retail and institutional users to international electronic stock trading. Currently, the Swiftrade site is utilized in a joint venture with West America Securities Corporation, a fully registered broker dealer located in the United States, which provides users direct electronic access to trading of stocks, options, mutual funds and other financial instruments available on U.S. markets and exchanges. West America Securities has agreed to pay Swiftrade, (a wholly-owned subsidiary of Momentum Internet, incorporated under the laws of the British Virgin Islands) referral fees for each new account. It is the first online trading system designed specifically for, and targeted at, overseas investors trading in the U.S. stock markets. Trades are cleared through West America Securities and its clearing agent, Emmett A. Larkin, Inc.

         Swiftrade plans to facilitate online trading from a single Internet portal on several of the world's largest stock markets, including London, Hong Kong Sydney, Singapore, and Frankfurt in 1999, with others to be added in the future. The Company, through its subsidiaries, earns a $40.00 account fee for each account referred from its website exposure to West America Securities. This fee includes the cost of new account customer service via e-mail, which is provided by the Company's Internet Support Group. In addition to the joint venture with West America Securities for the U.S. markets, Momentum Internet has entered into strategic partnership agreements in the brokerage industries in Hong Kong and London. Swiftrade's proprietary software, developed by Momentum Internet for the purpose of linking Swiftrade users with stock exchanges in London and Hong Kong, provides a direct link to the floor of these and other non-U.S. Stock Exchanges. Swiftrade utilizes a news and data feed from Reuters Hong Kong Limited ("Reuters HK") which, through links with the Company's proprietary software, allows the Company to provide instantaneous online links between the real-time data feed provided by Reuters, the orders place by users, and the brokerage trading desk. The software, complete with live feeds from the exchange floors, ensures accurate trade execution, instant confirmation of trades and accurate balances and positions. Momentum Internet receives transaction (order) fees from its partner brokerages in London and Hong Kong.

     Neither the Company nor any of its subsidiaries is directly involved in the brokerage business, or owns or operates an "online brokerage." The Company is in the business of web site creation, management and introduction. The Company introduces the web site to the general public using a variety of methods, including some of its own high traffic Internet technology.

     Swiftrade can represent more than one broker in each market and be readily positioned in any other market where the Company sees growth opportunities. Minimal spending is required for advertising and infrastructure that brokerage houses typically must spend to maintain market share. Swiftrade shares in transaction fees without the burden of increasing costs.

     "PINMAIL" (www.pinmail.com) gives all websites the ability to offer web-based e-mail from their pages, as do major sites like Netscape and Yahoo!. PINmail also provides customized corporate versions and premium e-mail accounts for individuals.

     "PINmail for Webmasters" is the free system for those who wish to add e-mail service to their own website. This service is completely free to webmasters and users. Webmasters can add this service to any website by simply downloading some HTML code and pasting it onto their pages.

     "PINmail for Corporations" is a completely customized system using corporate logos and colors. The Company's software interface is custom designed to suit the clients' needs. This tailored corporate account will then operate with any client's unique domain name. There is no setup charge for this service. However, a monthly, tiered rate is charged for the number of e-mail users registered for the service at the end of each month.

     "PINmail for Individuals" is a premium version for business travelers and others who need their e-mail in a single easily managed location. A small annual fee is charged, and users of the premium service enjoy three PINmail addresses, auto-forwarding to other e-mail accounts, and an auto-responder, which can be set to answer messages when the user is offline.

     "MFINANCE" (www.mfinance.com) is an online financial publication providing comprehensive data on US, Asian, and European stock markets, plus additional finance and investment information for individual investors in Europe and Asia. MFinance is continually being upgraded, and additional news feeds and stock data from Reuters On-Line S.A. ("Reuters Online") will enhance the site's position as a world-class resource for financial and investment information. Revenue comes from subscriptions to a premium service and advertising. Regular advertisers include Barclays International Funds Asia and the Far Eastern Economic Review.

     "SEARCH DRAGON" (www.searchdragon.com) an online business directory and search engine, is a popular destination for those looking for information on the Asian region. The website now covers Hong Kong, Indonesia, Macau, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company's proprietary software allows webmasters of business related sites to submit their own listings and update them whenever necessary. SearchDragon is essentially a marketing tool for Swiftrade banner advertisements, and not an independent revenue generator.

     All websites are hosted on dedicated high-speed servers in Los Angeles, California, directly connected to the Internet backbone with 24-hour technical support.

     "Momentum Asia" is a second subsidiary which provides a wide range of compatible graphic design, copy writing, printing, database management, and e-mail customer service operations. Through its service known as ServiceLive, this subsidiary, provides compatible e-mail response service and database management for the high-traffic websites and services managed by Momentum Internet and other subsidiaries of the Company.

     A Partial List of Momentum Asia's International Customer Base Includes:

          Federal Express  (United States)
          Enron Power (United States)
          Neo-Art, Inc. (Netherlands)
          IDESS Maritime Training Schools (Norway)
          Ritchie Brothers Auctioneers, Ltd. (Canada)
          Metroplex Casinos (Malaysia)
          The Philippine Government (Philippines)
          Subic Telecommunications Co., Inc. (Philippines)
          (A joint venture between AT&T (U.S.). and PLDT (Philippines)

     None of these customers except Neo-Art is expected to contribute more than $50,000.00 per year to Momentum Asia. Neo-Art is expected to contribute approximately $75,000.00 to gross revenues in printing and design fees.

     "BestWay Beverages" also a wholly-owned subsidiary is currently inactive. However, it still holds the exclusive distribution franchise in the USA, Canada and Mexico for a patented in-store beverage bottling center manufactured by BEVEX, Inc. BestWay Beverages consists of what was formerly the core business of BestWay USA before the purchase of Momentum Internet and Momentum Asia.

Target Markets
--------------

     Internet-based business is perhaps the most dynamic industry the world has ever seen. It is rapidly becoming the primary worldwide medium for data exchange, commerce, education and news. Moreover, the Company believes the international growth rate of both business and individual Internet users will increase dramatically over the next five years.

     As the number of Internet users rapidly increases over the next few years, the Company intends to continue developing investment and finance management products, services and technologies, which will effectively fulfill the information, commerce and education needs of these users to maximize their beneficial use of all the features the Internet has to offer.

     The Company has selected three categories of international, Internet-based business as their primary target market(s).

     1. International online stock trading and investment services with unique educational capabilities and ongoing investor support services.

     The Company believes there are several primary factors, which attract Internet users to online investing. These include: ease of use, low transaction fees, real-time comprehensive information and a self-service environment.

     OIA, a pioneer in financial/investment training for consumers in the US market, is already moving into key international markets as well. As the popularity of online trading grows, the demand for OIA's products and services is expected to grow accordingly.

     Swiftrade, an online trading service, facilitates international online trading. The Company expects Swiftrade to become an international online trading network in the future.

     The synergy between OIA and Swiftrade effectively positions the Company to capitalize on the stock trading and investment services market. The Company believes the Internet will continue to attract additional online investors, especially as those investors who have completed the OIA training program realize that effectively self-managing their investment portfolio is made possible by following the guidelines developed by OIA.

     As stock exchanges around the world move to the Internet, the Company expects to continually strengthen its competitive position in the international marketplace, and to be on the ground floor to service these markets.

     2. E-commerce to facilitate the purchase and/or sale of goods and services between and/or among businesses and individuals throughout the Pacific Rim.

     The Company believes e-commerce will probably become the major vehicle for the sale and/or barter of goods and services on an international basis. Accordingly, the Company and its subsidiaries have developed products and services like SearchDragon, Mfinance and the e-commerce based Asia4Sale. The ability to effectively market these products and services will be enhanced by the increasing bandwidth capabilities and reduced transmission times, which are becoming more readily available for the Internet on an international level. The increasing use of DSL lines and low-orbiting satellite direct digital communications are significantly increasing the megabits per second, which can be transmitted, considerably beyond the capacity of standard telephone and ISDN lines. According to Pacific Bell, data transfers on a DSL line are up to 50 times faster than a 28.8 modem connection, and 16 or more kb/sec. faster than an ISDN line. Further, because the potential market is so large, the Company believes it could establish and maintain a profitable operation from a relatively small percentage of that market.

     Emerging global procurement will require international vendor expertise to create and manage complex electronic supply chains composed of thousands of manufacturers, distributors, forwarders and buyers located throughout the world. The overlap between e-commerce in the Pacific Rim and e-commerce in the USA is substantial. American companies continually outsource many labor-intensive manufacturing processes in this region.

     The Company believes the business futures of the two regions are inextricably linked. In various conversations with clients and/or potential clients in the Pacific Rim, those clients have identified the effective use of the Internet as a primary key to restoring their international competitive position. Moreover, it appears their expenditures on Internet services are rising at a pace that outstrips even that of the US.

         The Company's e-commerce products and services provide:

          o A worldwide shopping service, which offers a wide variety of Asian-made products to wholesalers, retailers, and franchise storefronts, which can be owned and managed by anyone, anywhere, with a computer and an Internet connection.

          o Auction and barter sites aimed specifically at the rapidly growing Pacific Rim business-to-business market.

     The Company believes Internet-based business in the Pacific Rim is going to expand rapidly. Moreover, long-term links will be established with global procurement networks over the next five years. The products and services the Company has developed thus far, along with other products and services currently in the planning stage, should give the Company a strong presence early on in this fast growing area of e-commerce.

     3. Web-based and non web-based marketing development and support services for Internet-oriented companies, who do not have the wherewithal internally for the development of same.

     Every day, an increasing number of businesses around the world are expanding their marketing and sales activities into cyberspace. In order to do so, many of these companies have had to retain the services of specialists in website development and management.

     As more and more companies utilize the Internet for global marketing, the demand for Internet-based marketing, customer service and sales support systems is increasing. This seems to be particularly true in the Pacific Rim, where use of the Internet is growing rapidly. The Company intends to establish itself on the ground floor of this rapidly growing market niche.

     The Company is currently developing a mix of web marketing and compatible support services for this niche. Because this subsidiary is in the Philippines, they are able to provide services, which are equivalent to US-based competitors, at much lower prices.

     This subsidiary has had ongoing operations in the Pacific Rim for several years now. As a result, they have specific knowledge regarding the prevailing business principles and practices in this region of the world. The company believes this business experience, along with the contact network, which has already been developed, gives the Company a potential advantage over many US-based companies who have little or no experience doing business in the Pacific Rim. The Company expects this to be a beneficial leverage point in establishing a presence in this niche market.

     There is a challenge for the Company in effectively identifying and positioning the Company in the most beneficial markets and/or market segments at the optimum time. The Company expects to meet this challenge through aggressive marketing, supported by equally aggressive ongoing media and investor relations programs. The Company has active programs in place to continually increase the awareness of the Company in both the financial/investment community and the marketplace they serve.

Marketing Plan
--------------

     The Company's marketing plan is a combination of vertical integration and cross-pollination. It is intended to build exposure and market share while maintaining profitable operations. This differs from some Internet-based companies who have focused significant effort on establishing a customer base, but given minimal thought to ensuring return on investment.

     While this latter approach generates a considerable amount of web traffic, it does not necessarily contribute significant revenues. The Company's plan emphasizes both aggressive pursuit of a user base and market share, along with the marketing of value added products to this user base.

     The ongoing successful implementation of the marketing plan presents some continuing challenges, not the least of which is effectively presenting the Company's products and services, so the potential customer perceives them as the clear value-added choice among the alternative products and services in the marketplace. Since it is a crowded marketplace, the Company expends a considerable amount of time and effort focusing their marketing message on those significant points of differentiation the Company's products and services provide over the competitors products and services.

     Another challenge in this arena is keeping the marketing message and materials up to date in one of the most dynamic markets which has ever existed. The Company expects to accomplish this by utilizing the services of certain consultants, who are specialists and forward looking in the Internet arena, so the Company has constantly updated, current knowledge regarding what is going on in the marketplace they serve. The company clearly recognizes the importance of being the first to introduce a new beneficial product or service to the marketplace.

     The Marketing Plan includes three levels of marketing activity:

     LEVEL 1.
     --------

     The first level follows the traditional Internet paradigms, wherein several of the Company's products include free services to attract the largest possible number of users. PINmail which receives approximately 83,500 impressions per month and Media Hits which receives approximately 250,000 impressions per month, are the major products in this category. Search Dragon and Mfinance are expected to attract a lesser numbers of users.

     LEVEL 2.
     -------

     The second level includes two categories:

     (1) Those products and services marketed primarily to individuals, which include the online and offline financial services education capabilities of OIA, the online trading capability of Swiftrade, and the Asia4Sale e-commerce operation. Asia4sale is promoted to both potential customers and potential operators of franchised stores. Asia4sale and Swiftrade are expected to be low-cost operations with good contributions to margin.

     (2) Those products and services marketed primarily to businesses, which include the database management, direct mail, and telephone e-mail customer service products offered by the Company's ServiceLive and Momentum Direct Internet support. The relatively low facility and labor costs in the Company's Asian operations allows the Company to offer these products and services at very competitive prices and generate targeted margins.

     LEVEL 3.
     -------

     The third level includes backend revenues generated by commissions, fees and profit sharing agreements. These revenues, which are generated automatically as services are used, increase in proportion with the use of services provided. This requires minimal additional overhead spending or monitoring.

     The same direct marketing capacity the Company offers to contract customers is used to promote the Company's frontline revenue generators. Impressions on the high-traffic free sites are recorded and classified in a tailored database, which is in itself a valuable asset. The sales force then selectively and directly promotes the appropriate services to each category of net user. While the Company's revenue-earning services also use the more traditional marketing methods employed by their competitors, the large base of potential customers developed by the Company's high-traffic sites should provide a leverage point over competition.

     The Company's marketing plan also relies heavily on cross-pollination at every level of the vertical integration program. The Company's products and services are clustered into compatible groups, each of which will be served by a single web portal. For example, a Swiftrade customer will immediately be exposed to the compatible services offered by OIA. The two are combined with an advanced Reuters news/data feed in the Company's Stock Trading & Finance Portal. Swiftrade and other services will in turn be promoted at OIA seminars and in OIA marketing materials.

     OIA video-based home-study programs, which cost $1,995.00 and live 2-day workshops, which cost $2,995.00 if the attendee registers at the live preview, or $3,995.00 if the participant registers after the fact, are promoted both online and through a traditional multistage marketing program. The multistage marketing program includes direct mail, radio, television, newspaper, free "Introduction to Online Investing seminars" via the internet, and word-of-mouth incentives wherein prior seminar attendees are allowed to attend a refresher workshop at no charge, or extend their subscription to www.investorstoolbox.com for six months at no charge if they induce some other party to register for an OIA workshop. This incentive is a $495.00 value. Television commercials are used to advertise OIA's free online trading seminars, and attract both two-day workshop attendees and home study candidates. OIA's brochures and audio tapes are used to build further interest and customer loyalty. The two-day workshops are OIA's principal revenue generator.

     Those introduction seminar attendees, who do not elect to attend the two-day training workshops, are candidates for video-based educational materials. OIA is well positioned to continue providing both financial/investment education and services, while developing a growing customer base for itself, Swiftrade and other compatible products and services.

     Individuals and businesses interested in doing business in the Pacific Rim will be drawn to the Pacific Rim business portal at Dragonasia.com, where they will find the Search Dragon search engine, the Dragon Warehouse Store, Mfinance and Asian-specific co-branded editions of OIA and Swiftrade.

     The Company's web marketing and support services are grouped under the Logistical Internet Media Essentials (www.limesystems.com) site. These include a variety of services aimed at businesses developing a web presence and a compatible sales support system. Included are the PINmail free e-mail service, the MediaHits advertising banner network, business Internet showrooms (in cooperation with Asia4Sale), and the database management, direct mail, and telephone and e-mail customer service products offered by the Company's ServiceLive and Momentum Direct Internet support services. Any customer who is drawn to one service will be immediately presented with a wide range of compatible services, with interconnections to the other portals.

     This cross-pollination will be initiated by grouped exposure of compatible products. It will also be aggressively promoted via the same direct marketing system used to facilitate the vertical integration program. At every step of the process, tailored databases will be maintained. Also, the sales staff will select and present services, which are likely to add customer value at competitive prices.

     The combination of vertical integration, diversification, and cross-pollination places the Company in a unique position among web companies. It provides a broad enough base to withstand competition, a mechanism by which the growth of any one component can be quickly capitalized upon by others and the capacity to rapidly and flexibly adapt to changing market conditions. By presenting customers with compatible packages of useful, value-oriented goods and services, the Company enhances its own revenue-generating capabilities.

Distribution methods of the products or services
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals. Strategic Alliances

     The Company will continue to seek high-profile, interrelated companies as strategic business partners to enter new markets or territories. On August 18, 1999, the Company's subsidiary OIA entered into an agreement with "investorweb.com" of Melbourne, Australia, to be represented by Investor Web under its license with the Australia Securities and Investment Commission, and incorporate investorweb's financial website into OIA's workshops in Australia. Investorweb.com has the requisite license for an Internet-based financial services provider in Australia. This allows OIA to legally conduct business in Australia.

Status of any publicly announced new product or services
--------------------------------------------------------

     Swiftrade - On February 2, 1999, the Company announced that its subsidiary, Momentum Internet Incorporated, launched their "Plug and Play" online trading software, a program designed to allow brokerage houses around the world to offer secure online stock trading. The program was developed to work in almost any market with brokerage firms through their own websites and under their own brand names, or through the Swiftrade website operated by Momentum Internet. The program has been contracted for use by brokerages in Hong Kong and the U.K.

     Manila Office - On February 25, 1999, Momentum Internet announced that it opened a new Internet development facility in Manila, Philippines, in order to access a large pool of local, well educated, technically skilled design and marketing talent. The focus of the Manila office is the development of Internet platforms for global online stock treading, web-based e-mail applications, online auction and barter software and international financial news delivery systems.

     Offer of Free E-Mail to all Websites - On March 29, 1999, the Company announced that it plans to provide an e-mail service free to every website on the Internet. The new system is based on the Company's existing e-mail program, PINmail, which is offered through its subsidiary Momentum Internet. The new PINmail service is intended to give all websites the ability to offer web-based e-mail, from their pages, in the same manner as major sites like Netscape and Yahoo!, free of charge to webmasters and users.

     ServiceLive.com - On April 1, 1999, the Company announced the launch of its new Internet customer service program, ServiceLive, a 24-hour e-mail and telephone response center, developed by the Company in the Philippines. The service is being offered on a contract basis to Internet companies worldwide.

     Acquisition of Online Investors Advantage Inc. - On April 8, 1999, the Company announced the acquisition of Online Investors Advantage, Inc., a Utah based company ("OIA") specializing in online stock trading education and training. OIA teaches investors who wish to trade securities by computer, how to access and use the tools available on the Internet for optimum investing results.

     Approval by London Stock Exchange of Swiftrade - On April 14, 1999, the Company announced that the London Stock Exchange gave approval for its live stock price feed to be made available through the Company's online trading system, Swiftrade.

     Investors Toolbox - On May 27, 1999, the Company announced that its subsidiary, OIA launched a comprehensive financial website, developed by Telescan, Inc., for the exclusive use of OIA's students and graduates. Investors Toolbox offers an in-depth range of financial information and tools which are available on the web and was created by Telescan for the exclusive use of individuals who complete OIA's workshops.

     Global Launch of Online Investing Education Seminars - On July 29, 1999 the Company announced that OIA, was launching its Online investing seminars and workshops in Australia and New Zealand. OIA held workshops in Melbourne and Sydney, Australia, in August and in Auckland and Wellington, New Zealand, in August and September 1999.

     Free E-mail Service for All Websites Available - On August 11, 1999, the Company announced that Momentum Internet launched its new service which will provide free e-mail to webmaster and users. This new service will give websites the ability to offer web-based e-mail from their web pages. In return for the free service each website will carry banner ads on the e-mail pages, which will be hosted and controlled from the Company's recently upgraded servers in California.

Competitive business conditions and the Company's competitive position in the industry and methods of competition
--------------------------------------------------------------------------------

     There are numerous companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include many publicly held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors.

Sources and availability of raw materials and names of principal suppliers
--------------------------------------------------------------------------

     The Company does not utilize any specialized raw materials. All necessary required materials, if any, are readily available. The Company is not aware of any existing or future problem that will materially affect the source and availability of any materials which would be required by the Company.

Dependence on one or a few major customers
------------------------------------------

     The Company believes that the diversity of the products and services offered alleviates the dependence on any customer. Through the widespread use of the Company's and its subsidiaries' products and services, in multimedia, electronic commerce, publishing, Internet and other developing industries, the Company will develop a wide base of customers. No customer in 1999 accounted for more than 10% of the net sales.

Patents, trademarks, license, franchises, concessions, royalty agreements or labor contracts
--------------------------------------------------------------------------------

     Neither the Company nor any of its subsidiaries presently holds any patents, copyrights or trademarks for their products or services offered or the names under which they operate. However, the Company and its subsidiaries are currently in the process of seeking copyright and trademark protection of its trade names and website addresses.

Need for Government approval
----------------------------

     With the exception of the requirement that the Company and its subsidiaries be registered or qualified to do business in the States and foreign countries in which they will do business, the products and services provided through use of the Company's technology are not subject to approval of any government regulation.

Effect of existing or probable governmental regulations on the business.
------------------------------------------------------------------------

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the Company is subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

Research and Development
------------------------

     Research and Development ("R&D") expenditures for each of the last two fiscal years, 1999 and 1998, was approximately $73,062 and $33,657, respectively, which was comprised of the cost of man power and personnel in the development of its products and services. In some cases (as described above), customer contracts require direct payment for specific development requirements.

Costs and effects of compliance  with  environmental  laws  (Federal,  State and
Local)
--------------------------------------------------------------------------------

     The Company does not plan to manufacture the products that are derived from the application and use of its technology. The Company does not feel that it is effected by any rules which have been enacted or adopted regulating the discharge of material into the environment. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of total employees and number of full time employees.
------------------------------------------------------------

     At the present time the Company and its subsidiaries cumulatively employ a total of 91 persons of which 60 are full time employees. These full time employees include, but are not limited to, D. Scott Elder, Ross W. Jardine, Allen D. Hardman, Anthony Tobin and Dennis McGrory who are also officers and directors of the Company.

RISK FACTORS
------------

     Consideration should be given to the risks described below before making an investment decision in the company. The risks and uncertainties described below are not the only ones facing the company and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Risks of "Penny  Stock."
     ------------------------

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

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Competition.
     ------------

     There are numerous corporations, firms and individuals, which are engaged in the type of business activities in which the Company is presently engaged. Some of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company or its subsidiaries. Many of the Company's competitors have longer operating histories. In addition, many of the Company's competitors offer a wider range of services and financial products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of the Company's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from the Company. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than the Company can. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce the Company's market share. General financial success within the securities industry over the past several years has strengthened existing competitors. The Company believes that such success will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. While the Company cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, the Company may be adversely affected by such competition or legislation. To the extent the Company's competitors are able to attract and retain customers based on the convenience of one-stop shopping, the Company's business or ability to grow could be adversely affected. In many instances, the Company is competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition and operating results. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

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

     Dependence on Key Employees.
     ----------------------------

     Historically, the Company and its subsidiaries have been heavily dependent on the ability of D. Scott Elder, Ross W. Jardine, Anthony Tobin, Eric Montandon, Allen D. Hardman, Scott Harris and David McCoy, who contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     Discretionary Use of Proceeds.
     ------------------------------

     Because of management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a growth oriented company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to suitable acquisitions such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

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

     Risks Associated with Systems Failures.
     ---------------------------------------

     Many of the services and products offered by the Company and its subsidiaries are through and over Internet, online service providers and touch-tone telephone. Thus, the Company depends heavily on the integrity of the electronic systems supporting this activity, including the Company's internal software programs and computer systems. The Company's systems or any other systems of third parties whom the we utilize could slow down significantly or fail for a variety of reasons including: undetected errors in the Company's internal software programs or computer systems; the Company's inability to effectively resolve any errors in the Company's internal software programs or computer systems once they are detected; or heavy stress placed on the Company's system during certain peak hours of usage of either the Company's own or its third party provider systems. If the Company's systems or any other systems which the Company relies on slow down significantly or fail even for a short time, the Company's customers would suffer delays and dissatisfaction. The Company could experience future system failures and degradations. The Company could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that the Company's network structure or those of third party service providers will operate appropriately in any of the following events: subsystem, component or software failure; a power or telecommunications failure; human error; an earthquake, fire or other natural disaster; or an act of God or war. There can be no assurance that in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Encryption Technology.
     --------------------------------------------

     A significant barrier to online commerce is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the encryption and authentication technology we use to protect customer transaction data. If any such compromise of the Company 's security were to occur, it could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Significant Fluctuations In Operating Results.
     --------------------------------------------------------------------

     The Company expects to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to online investing services and other products by the Company or its competitors; market acceptance of online investing services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions. The Company has also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

     Risks Associated with Management of a Changing Business.
     --------------------------------------------------------

     The Company has grown rapidly and the Company's business and operations have changed substantially since the Company began offering online investing services and products, and the Company expects this trend to continue. Such rapid change and expansion places significant demands on the Company's administrative, operational, financial and other resources. The Company expects operating expenses and staffing levels to increase substantially in the future. In particular, the Company intends to hire a significant number of additional skilled personnel, including persons with experience in both the computer and brokerage industries. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable senior managers or technical persons in the future. The Company also expects to expend resources for future expansion of the Company's accounting and internal information management systems and for a number of other new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates. If the Company's revenues do not keep up with operating expenses, the Company's information management systems do not expand to meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there would be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use of the Company's services may strain the Company's ability to adequately expand technologically. As the Company acquires new equipment and applications quickly, the Company has less time and ability to test and validate hardware and software, which could lead to performance problems. The Company also relies on a number of third parties to process the Company's transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party's inability to expand sufficiently to meet the Company needs could have a material adverse effect on our business, financial condition and operating results. As trading volume increases, the Company may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of orders that need review, which could lead to not only unsatisfied customers, but also to liability for orders that were not executed on a timely basis.

     Risks Associated with Early Stage of Market Development; and
     Dependence on Online Commerce and the Internet.
     --------------------------------------------------------------

     The market for online investing services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For the Company, this uncertainty is compounded by the risks that consumers will not adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit the Company to succeed. Sales of many of the Company's services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products such as high-speed modems and communication lines. The Internet has grown and is expected to grow both in number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If these critical issues are not resolved, if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, the Company business, financial condition and operating results will be materially adversely affected. Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, the Company's online trading and investing services over the Internet involve a new approach to investing research and trading which will require intensive marketing and sales efforts to educate prospective customers regarding the Internet's uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing research and trading, which could have a material adverse effect on the Company 's business, financial condition and operating results.

     Risks Associated with the Securities Industry; Concentration of Services.
     -------------------------------------------------------------------------

     Most of the Company's revenue in the past has been from the Company's online investor services and products, and the Company expects this business to continue to account for most of the Company's revenue in the foreseeable future. The Company, like other companies in the Internet securities industry, is directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could effect customer's interest in our products and services and adversely affect the Company's operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many companies and firms suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced revenues to companies such as the Company's. When trading volume is low and investor and customer interest or use of the Company's products and services diminishes, the Company's operating results may be adversely affected because the Company's overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Some of the Company's competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than the Company would.

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

     Risks Associated with Dependence on Intellectual Property Rights.
     -----------------------------------------------------------------

     Neither the Company or any of its subsidiaries presently holds any patents, copyrights or trademarks for their products or services offered or the names under which they operate. However, the Company and its subsidiaries are currently in the process of seeking copyright and trademark protection of its trade names and website addresses. The Company's success and ability to compete are dependent to a degree of the Company's and its subsidiary's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect our product, services and brand names offer or under which the Company and its subsidiaries conduct their business.
Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks. The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect our product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for the Company's intellectual property. There can be no assurance that the steps the Company takes will prevent misappropriation of the Company's technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights; protect the Company's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Infringement.
     -----------------------------------

     The Company may in the future receive notices of claims of infringement on other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert the Company's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Entering New Markets.
     -------------------------------------------

     One element of The Company's strategy is to leverage the Company's brand names and services that the Company and its subsidiaries provide. No assurance can be given that the Company will be able to successfully adapt the Company's products and services for use in other markets. Even if the Company does adapt the Company's products to other markets, no assurance can be given that the Company will be able to compete successfully in any such new markets. There can be no assurance that the Company's marketing efforts or the Company's pursuit of any new opportunities will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which in turn could result in a decrease in the market value of the Company's Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

     Risks Associated with International Strategy.
     ---------------------------------------------

     One component of the Company's strategy is a planned increase in efforts to attract additional international customers and to expand the Company's OIA seminars, services and products into international markets. To date, the Company has limited experience in providing investment services internationally. There can be no assurance that the Company and the Company's subsidiaries will be able to market the Company's branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, such as: unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; political instability; fluctuations in currency exchange rates; reduced protection for intellectual property rights in some countries; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences. Any of the foregoing could adversely impact the success of the Company's international operations. Under these agreements, the Company relies upon third parties for a variety of business and regulatory compliance matters. The Company has limited control over the management and direction of these third parties. The Company runs the risk that their action or inaction could harm the Company's operations and/or the goodwill associated with the Company's brand names. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's future international operations, if any, and, consequently, on our business, financial condition and operating results.

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

     YEAR 2000 INFORMATION
     ---------------------

     Impact of Year 2000
     -------------------

     During 1999 we completed our remediation and testing of our platform systems, management support, systems, and our internal information technology and non-information technology systems. Because of those planning and implementation efforts, we experienced no disruptions in our information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in conjunction with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

ITEM 2.  DESCRIPTION OF PROPERTIES

     ZiaSun's main office is located at 462 Stevens Avenue, Suite 106, Solana Beach, California 92075. This leased office facility serves as the corporate headquarters for ZiaSun and houses the corporate offices of the BestWay Beverages, Inc., a wholly owned subsidiary. The leased premises consists of approximately 4,658 square feet and is leased through December 31, 2002.

     MII through its wholly owned subsidiary, Momentum Associates Limited, leases approximately 2,000 square feet of office space in Wanchai, Hong Kong. This office space is leased through November 30, 2000. This houses Momentum Internet administration and development staff.

     MII through its wholly owned  subsidiary,  Momentum  Internet Phils,  Inc.,
leases   approximately   1,275  square  fee  of  office  space  in  Pasig  City,
Philippines. This office space is leased on a month to month basis.

     MAI leases approximately 30,500 square foot of office and industrial space in the Clark Special Economic Zone, Philippines, Clark Field, Pampanga. This facility houses all operations of Momentum Asia, and is leased until November 30, 2016.

     OIA leases approximately 4,440 feet of office space at 5252 North Edgewood Drive, Provo Utah which serves as administrative offices for OIA. This office space is leased through July 20, 2004.

     OIA also leases approximately 1,940 square feet of office space at 852 North 1430 West, Unit #3, Westpoint Business Park, Orem Utah. This lease is for a term of three years, through October 31, 2001, and serves as offices for OIA's warehouse and fulfillment center.

     OIA also leases approximately 2,000 square feet at the Turnberry Office Park, 211 East 840 South, Unit #15, Orem Utah. The premises are leased on a month to month basis with a 60 days notice to terminate. This lease is for a term of three years and serves as offices for OIA's inside sales staff.

ITEM 3. LEGAL PROCEEDINGS

     ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al.
     ------------------------------------------------------

     The company is a party Plaintiff in the matter of ZiaSun Technologies, Inc.
v. Floyd D. Schneider, et al., United States District Court, Western District of Washington, C99-1025. This action arises from the defendants alleged defamatory campaign against the Company and its officers and directors, This alleged cybersmear campaign involved the defendants posting of statements about the Company and its officers and directors which are alleged to be false and defamatory.. The Company alleges that the defendants were and are knowingly posting false statements with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially in short selling. To protect the Company, its shareholders and its officers and directors, on June 24, 1999, the Company filed a civil action in the United States District Court of Washington seeking damages and injunction relief, alleging among other things, Securities Fraud through the defendants posting of false and misleading defamatory statements, violation of the Washington Consumer Protection Act, Intentional Interference with Business Expectancy, Violation of Federal RICO Statute 28 USA Sec. 1962, and violation of Washington's Criminal Profiteering Act. The matter is pending at present time.

     ZiaSun Technologies, Inc. v. Financialweb.Com, Inc., et al.
     -----------------------------------------------------------

     The company is a party Plaintiff in the matter of ZiaSun Technologies, Inc.
v. Financialweb.Com, Inc., et al., Circuit Court of Seminole County, Florida, 990-1136-CA-16-G. This action arises from the defendants posting of alleged false and defamatory article about the Company on its website known as "The Stock Detective." The defendants allegedly knowingly posted the false and defamatory article with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially. The Company requested that defendant publish a retraction but defendant has refused to do so. To protect the Company, its shareholders and its officers and directors, on June 3, 1999, the Company filed a civil action in the Circuit Court of Seminole County Florida, seeking damages and injunction relief. The matter is pending at present time.

     With the exception of the legal proceedings set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "ZSUN". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the fiscal year ended December 31, 1999.

          Fiscal 1999                            High              Low
          ---------------------------------------------------------------
          First Quarter                          $17.500           $9.875
          Second Quarter                         $13.063           $6.094
          Third Quarter                          $13.380           $7.000
          Fourth Quarter                         $14.630           $6.970

     The above high and low trading prices reflect the adjustment as a result of the 2-for-1 forward stock split which took effect on May 14, 1999.

     Holders
     -------

     There were approximately 339 holders of record of the Company's Common Stock as of December 31, 1999.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     During the fiscal year ended December 31, 1999, ZiaSun issued and/or sold shares of unresgistered common stock in the following transactions:

     On March 25, 1999, in conjunction with the acquisition of Asia4sale.com, Ltd., a Hong Kong Registered Company ("Asia4sale"), ZiaSun issued 100,000 (post split adjusted) shares of restricted common stock, in exchange for 99 of the 100 shares of Asia4sale, thereby making Asia4sale virtually a wholly-owned subsidiary of the Company. ZiaSun sold Asia4sale in December 1999. On March 31, 1999, in conjunction with the acquisition of OIA, and in exchange for all of the capital stock of OIA, ZiaSun issued 1,000,000 (post split adjusted) shares of "restricted" common stock, thereby making OIA a wholly-owned subsidiary of ZiaSun. In addition, ZiaSun issued an additional 5,000,000 (post split adjusted) shares (the "Escrow Shares") pro-rata to the shareholders of OIA. The Escrow Shares are being held in escrow pursuant to the terms of the adjustment provision set forth in the acquisition agreement.

     On April 10, 1999, ZiaSun issued 25,000 (post-split adjusted) shares of "restricted" common stock to Allen D. Hardman, the current President of ZiaSun upon the exercise by Mr. Hardman of the vested portion of his stock option.

     The Company believes that the issuances of said shares were exempt from registration under the Securities Act of 1933 by reason of Section 4 (2), a transaction not involving a public offering. No underwriters were used in any of the above transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DECEMBER 31, 1999 AND 1998
---------------------------

     Changes in Financial Condition
     ------------------------------

     On March 25, 1999, the Company acquired Asia4sale by issuing restricted common stock of the Company for virtually all of the stock of Asia4sale and $15,000 cash. On December 31, 1999, the Company sold Asis4sale for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd. On March 31, 1999, the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. These acquisitions were accounted for as purchases. The acquisition of OIA has made a substantial, positive contribution to the financial condition of the Company through year-end. The balance of current assets at December 31, 1999 was $13,740,981 compared to a balance of $2,261,618 at December 31,1998. The current liabilities balances are $4,230,620 and $600,013 for the same periods respectively. The resulting current ratio at December 31, 1999 is 3.2:1. The current ratio at December 31, 1998 was 3.8:1.

     The increase of current assets at December 31, 1999 over December 31, 1998 is due primarily to the increase of cash from $517,781 to $11,652,505, an increase of $11,134,724, or 2,150%. This increase is due primarily to the $5,000,000 in cash generated from the sale of Asia4sale, the positive cash flow generated from the operations of OIA of approximately $4,000,000 at year end, and the cash generated from the sale of equity securities. (See further discussion of income below.)

     Current assets at December 31, 1999 also increased due to the increase of prepaid expenses from $7,370 to $375,710, an increase of $368,340, or 4,998%. The increase in prepaid expenses is primarily due to the advance payments by OIA for costs such as newspaper, radio and television advertising for future seminars. Additionally, accounts receivable increased $254,414 or 28%, from

$899,879 at December 31, 1998, to  $1,154,293 at December 31, 1999.  The balance of accounts receivable at December 31, 1999 includes primarily OIA's pre-approved seminar payments not yet charged to credit cards of approximately $744,000 and the trade receivables of MAI of approximately $323,000. The substantial portion of these balances was collected subsequent to year-end. The increases in current assets were offset somewhat by the decrease in marketable securities from $786,588 in 1998 to $540,234 in 1999, a decrease of $246,354 or 31%. This decrease is due primarily to the sale of Chequemate stock.

     The balance of current liabilities at December 31, 1999 is $4,230,620 and at December 31, 1998 is $600,013. The increase of $3,630,607, or 605%, is due primarily to the income taxes payable at December 31, 1999 of $2,083,763 relating to the U.S. earnings of OIA. Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company and Asia4sale is a Hong Kong company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. There were no income taxes payable at December 31, 1998. Current liabilities at December 31, 1999 also increased for a related party payable of $690,000, convertible to common stock at the trading value of the shares on the date of conversion. Accounts payable and accrued expenses increased $782,744, or 130%, from $600,013 at December 31, 1998 to $1,382,757 at December 31, 1999. The increase is primarily due to the OIA balance of approximately $718,000 at December 31, 1999.

     The balance of equipment (net) increased from $503,779 to $795,219, an increase of $270,164, or 58% from December 31, 1998 to 1999. Purchases during 1999 primarily included the office-related equipment of OIA of $250,000 and printing equipment of MAI of $100,000. Depreciation expense for the current year was $205,263 compared to $89,885 for the prior year.

     Other assets increased $1,711,815, or 43% from $3,962,770 at December 31, 1998 to $5,674,585 at December 31, 1999. The increase is due primarily to the addition of $2,538,567 of goodwill, (net) resulting from the acquisition of OIA. Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The increase of other assets attributable to goodwill was offset by the net decrease in the receivable from a related party of $645,586 resulting from the substantial collection of that balance in 1999. Additionally, other assets decreased at December 31 1999, $49,356 for equity losses in BEVEX and $158,457 for the sale of investments in restricted stock.

     At December 31, 1999, the Company has no long-term debt. The Company has generated sufficient cash flow from operations to meet its current cash obligations. During 1999, the Company also generated substantial cash flow from the sale of Asia4sale and from the sale of investments in securities. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

     Results of Operations
     ---------------------

     During 1998, the company was winding down its activities with the beverage centers. By January 1999 those operations had entirely ceased. The operations of Momentum Asia and Momentum Internet are not included until the fourth quarter of 1998. The December 31, 1999 operations include Momentum Asia and Momentum Internet from January 1, 1999 forward and the operations of Online Investors and Asia4sale from April 1, 1999 forward.

     As explained previously, the Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the operating income of the Company since that date.

     Sales for the year ended December 31, 1999 were $27,220,240 compared to $760,529 for 1998 resulting in an increase of $26,459,711, or 3,479%. Cost of goods sold for the year was $17,031,019, or 63% of sales, resulting in gross profit of $10,189,221, or 37% of sales. Cost of sales for 1998 was $341,277, or 45% of sales resulting in a gross margin of $419,252, or 55% of sales.

     Operating expenses primarily include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the year ended December 31, 1999 includes depreciation of $205,263 and amortization of goodwill of $468,450. The Company recorded goodwill for the October, 1998 acquisitions of Momentum Asia and Momentum Internet and the March, 1999 acquisitions of Asia4sale and OIA. For the year ended December 31, 1998, the Company had depreciation expense of $89,885. General and administrative expenses were $4,632,905 or 17% of sales for the twelve months ended December 31, 1999 and $492,936 or 65% of sales for the same period in 1998, resulting in an increase of $4,139,969 or 840%. The increase is due to the twelve months of operating expenses of MAI and MII and the operating expenses of OIA from April 1 to December 31, 1999.

     Other income increased from $971,049 in 1998 to $5,442,330 in 1999, an increase of $4,471,281 or 460%. The increase is due primarily to the gain of $4,778,596 from the sale of Asia4sale on December 31, 1999. This increase is offset somewhat by the decrease in realized and unrealized gains on marketable securities from $1,248,239 in 1998 to $584,980 in 1999, a decrease of $663,259 or 53%.

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

ITEM 7. FINANCIAL STATEMENTS

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


                                    CONTENTS
                                    --------

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  27
Consolidated Balance Sheet...............................................  28
Consolidated Statements of Operations....................................  30
Consolidated Statements of Stockholders' Equity..........................  31
Consolidated Statements of Cash Flows....................................  32
Notes to the Consolidated Financial Statements...........................  34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ZiaSun Technologies, Inc. and Subsidiaries
Solana Beach, California

We have audited the accompanying consolidated balance sheet of ZiaSun Technologies, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiaSun Technologies, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



Jones, Jensen & Company
Salt Lake City, Utah
March 25, 2000

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                 December 31,
                                                                    1999
                                                                 ------------
CURRENT ASSETS
   Cash                                                          $ 11,652,505
     Trade receivables, net (note 2):                               1,145,960
     Interest receivable                                                8,333
   Inventory (Note 2)                                                  18,239
   Marketable securities (Note 2)                                     540,234
   Prepaid expenses (Note 2)                                          375,710
                                                                 ------------

     Total Current Assets                                          13,740,981
                                                                 ------------

EQUIPMENT (Note 2)

   Printing equipment                                                 289,443
   Machinery and equipment                                            393,091
   Office equipment                                                   153,734
   Vehicles                                                            17,163
   Leasehold improvements                                             138,841
   Less: accumulated depreciation                                    (197,053)
                                                                 ------------

     Total Equipment                                                  795,219
                                                                 ------------

OTHER ASSETS

   Equity investment (Note 11)                                        254,195
   Goodwill - net                                                   4,667,623
   Receivables - related parties (Note 6)                              88,679
   Other assets (Note 3)                                              664,088
                                                                 ------------

     Total Other Assets                                             5,674,585
                                                                 ------------

     TOTAL ASSETS                                                $ 20,210,785
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 December 31,
                                                                    1999
                                                                 ------------
CURRENT LIABILITIES

   Accounts payable                                              $  1,382,757
   Related party payable (Note 6)                                     690,000
   Taxes payable (Note 5)                                           2,083,763
   Deferred income                                                     74,100
                                                                 ------------

     Total Current Liabilities                                      4,230,620
                                                                 ------------

     Total Liabilities                                              4,230,620
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 22,205,018 shares issued and outstanding                22,205
   Additional paid-in capital                                      12,494,547
   Treasury stock, 63,200 shares                                      (34,030)
   Other comprehensive income                                          54,230
   Deferred compensation                                              (30,000)
   Retained earnings                                                3,473,213
                                                                 ------------

     Total Stockholders' Equity                                    15,980,165
                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 20,210,785
                                                                 ============


   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                      For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
SALES, NET                                                       $ 27,220,240   $    760,529

COST OF GOODS SOLD                                                 17,031,019        341,277
                                                                 ------------   ------------

   Gross Margin                                                    10,189,221        419,252
                                                                 ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization expense                              673,713         89,885
   Bad debt expense                                                   132,586         18,160
   Consulting fees - related party (Note 6)                           190,060         20,000
   General and administrative                                       4,632,905        492,936
                                                                 ------------   ------------
     Total Operating Expenses                                       5,629,264        620,981
                                                                 ------------   ------------

     Gain (Loss) from Operations                                    4,559,957       (201,729)
                                                                 ------------   ------------

OTHER INCOME (EXPENSE)

   Loss on equity investment (Note 12)                                (49,356)      (165,449)
   Interest expense                                                   (22,299)           -
   Realized gain on marketable securities (Note 10)                   470,185        535,801
   Unrealized gain on marketable securities (Note 10)                 114,795        712,438
   Rental income                                                          -           17,379
   Interest and dividend income                                       111,749          6,524
   Loss on write off of assets                                         (6,340)      (135,644)
   Gain on sale of subsidiary (Note 1)                              4,778,596            -
   Management fees                                                     45,000            -
                                                                 ------------   ------------

     Total Other Income (Expense)                                   5,442,330        971,049
                                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                  10,002,287        769,320
INCOME TAXES (Note 5)                                              (3,784,110)           -
                                                                 ------------   ------------

NET INCOME                                                          6,218,177        769,320
                                                                 ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment                             15,436         (2,967)
                                                                 ------------   ------------

NET COMPREHENSIVE INCOME                                         $  6,233,613   $    766,353
                                                                 ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      21,769,583     17,022,767
                                                                 ============   ============

BASIC INCOME PER SHARE                                           $       0.29   $       0.05
                                                                 ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             25,717,500     17,122,767
                                                                 ============   ============

FULLY DILUTED INCOME PER SHARE                                   $       0.24   $       0.04
                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                                   Other
                              Common Stock           Additional                   Compre-       Deferred
                       --------------------------    Paid-in         Treasury     hensive       Compen-       Retained
                          Shares     Amount          Capital          Stock       Income        sation        Earnings      Total
                       ------------  ------------  ------------   ------------  ------------  ------------  ------------  ----------
Balance,
December 31, 1997        15,800,000  $     15,800  $  3,576,129   $        -    $        -    $    (40,000) $ (3,514,284) $   37,645

Purchase of Momentum
ASIA, Inc. and
Momentum Internet, Inc.   5,130,000         5,130     5,347,265        (70,000)       41,761           -             -     5,324,156

Currency translation
adjustment                      -             -             -              -          (2,967)          -             -       (2,967)

Net income for the
year ended
December 31, 1998               -             -             -              -             -             -         769,320     769,320
                       ------------  ------------   -----------   ------------  ------------  ------------  ------------  ----------

Balance,
December 31, 1998        20,930,000        20,930     8,923,394        (70,000)       38,794       (40,000)   (2,744,964)  6,128,154

Purchase of
ASIA4Sale.com, Ltd.         100,000           100       249,900            -             -             -             -       250,000

Purchase of
Online Investors
Advantage, Inc.           1,150,000         1,150     2,873,850            -             -             -             -     2,875,000

Exercise of stock
option at $2.00
per share                    25,000            25        39,975            -             -          10,000           -        50,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                      -             -         407,428         35,970           -             -             -       443,398

Adjustment for
forward stock split              18           -             -              -             -             -             -          -

Currency translation
adjustment                      -             -             -              -          15,436           -             -        15,436

Net income for
the year ended
December 31, 1999               -             -             -              -             -             -       6,218,177   6,218,177
                       ------------  ------------  ------------   ------------  ------------  ------------  ------------  ----------

Balance,
December 31, 1999        22,205,018  $     22,205  $ 12,494,547   $    (34,030) $     54,230  $    (30,000) $  3,473,213 $15,980,165
                       ============  ============   ===========   ============  ============  ============  ============  ==========


   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                      For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $  6,218,177   $    769,320
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                    673,713         89,885
     Bad debt expense                                                 132,586         18,160
     Loss on equity investment                                         49,356        165,449
     Unrealized gain on marketable securities                        (114,795)      (712,438)
     Realized gain on marketable securities                          (470,185)      (535,801)
     Gain on sale of subsidiary                                    (4,778,596)           -
     Loss on write off of assets                                        6,340        135,644
     Currency translation adjustment                                  (15,436)         2,967
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      (387,000)      (564,890)
     (Increase) decrease in inventory                                  31,761        (22,409)
     (Increase) decrease in prepaids                                 (368,340)        (3,685)
     Payment of rental deposits                                       (26,647)           -
     Increase (decrease) in accounts payable and
      accrued expenses                                                332,842        (17,362)
     Increase (decrease) in taxes payable                           2,083,763            -
     Increase (decrease) in deferred income                            74,100            -
     (Increase) decrease in receivable - related party receivable     645,586            -
                                                                 ------------   ------------

       Net Cash Provided by (Used In) Operating Activities          4,087,225       (675,160)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of subsidiary                                               5,000,000            -
   Purchase of marketable securities                                 (445,446)           -
   Sale of marketable securities                                    1,435,237      1,248,239
   Purchases of property and equipment                               (405,813)      (301,625)
                                                                 ------------   ------------

       Net Cash Provided by Investing Activities                    5,583,978        946,614
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of the Company's common stock by a subsidiary                 443,398            -
   Proceeds from borrowings - related parties                         690,000            -
   Cash acquired in purchase of subsidiaries                          280,123        173,298
   Proceeds from exercise of stock options                             50,000            -
                                                                 ------------   ------------

       Net Cash Provided by Financing Activities                    1,463,521        173,298
                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    11,134,724        444,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        517,781         73,029
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 11,652,505   $    517,781
                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                      For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                      $     22,299   $        -
   Income taxes                                                  $        -     $        -

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                     $  3,125,000   $  5,534,156
   Conversion of note receivable to treasury stock               $        -     $     70,000



   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

     Swiftrade, Inc. (SI), a wholly-owned subsidiary of MII, was incorporated under the laws of the British Virgin Islands in 1998 to operate an online trading and financial website. It was inactive in 1998 and 1999.

     Online Investors Advantage, Inc. (Online) was incorporated under the laws of the State of Utah in 1997 to engage in the business of providing workshops to individuals regarding investing in the stock market.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

     On March 31, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization under which the Company acquired Online Investors Advantage, Inc. (OIA), a Utah corporation. OIA is in the business of training individuals how to effectively use the financial planning and investment tools available on the internet to manage their own investment portfolios. The training is structured around a five-step discipline, which includes searching for an investment, evaluating the investment and assessing the risk, timing the purchase, establishing an exit point and monitoring the investment. This is done through live workshops, and video-based, self-directed home learning programs, which include the use of OIA's proprietary website, www.investortoolbox.com. In exchange for all of the capital stock of OIA, the Company issued 1,000,000 (post-split adjusted) shares of restricted common stock and paid $400,000 in cash, all of which was distributed pro-rata to the shareholders of OIA, thereby making OIA a wholly-owned subsidiary of the Company. In addition, the Company issued 5,000,000 (post-split adjusted) shares pro-rata to the shareholders of OIA. Those shares are currently being held in escrow in accordance with the terms of the acquisition agreement, in the event that the actual earnings of OIA are less than $2,500,000, for the period from April 1, 1999 through March 31, 2000, then the total number of shares being held in escrow shall be reduced on a one-share basis for each $0.50 of actual earnings of OIA less than $2,500,000. In the event that the actual earnings of OIA is greater than $2,500,000, the Company shall issue such additional shares on the basis of one additional share for each $0.50 of actual earnings of OIA greater than $2,500,000. The acquisition was completed on April 7, 1999. The acquisition of OIA was accounted for as a purchase. The contingent shares are not recorded as being issued in accordance with APB 16, paragraphs 79 and 80.

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

     On March 25, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company acquired Asia4sale.com, Ltd., ("Asia4sale"). In exchange for 99 of the 100 shares of Asia4sale, the Company issued 100,000 (post-split adjusted) shares of restricted common stock and paid $15,000 cash to the majority holder of the capital stock of Asia4sale, thereby virtually making Asia4sale a wholly-owned subsidiary of the Company. In addition, the Company made an unsecured loan of $50,000 to Asia4sale upon closing of the acquisition and agreed to issue one(1) additional share of restricted common stock for each dollar ($1.00) of actual earnings of Asia4sale for the period from April 1, 1999 through September 30, 2000. Asia4sale is in the business of Internet related international e-commerce. In addition, the Company was granted the option to repurchase the 100,000 shares issued in the acquisition of Asia4sale for a period of one (1) year at a price of $1.50 per share in the event that Asia4sale fails to reach positive cash flow from its operations by September 30, 2000. The acquisition was completed on May 12, 1999. The acquisition of Asia4sale was accounted for as a purchase. The contingent shares are not recorded as being issued in accordance with APB16, paragraphs 79 and 80.

     On December 31, 1999, the Company sold Asia4Sale for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd (IVL) a Samoan investment company. No value was attributed to the shares of IVL because it is a private company. The Company realized a gain of $4,778,596 on the sale.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

     d. Accounts Receivable

     Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $43,906 and $36,320 at December 31, 1999 and 1998, respectively.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


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

          Printing equipment                                     7 years
          Machinery and equipment                                5 years
          Office equipment                                       5 years
          Vehicles                                               10 years
          Leasehold improvements                                 5 years

     h. Marketable Securities

     The  Company  has  classified   its  marketable   securities  as  "trading"
     securities. Trading securities are stated at fair value. Realized and unrealized gains and losses are included in other income.

     Marketable securities at December 31, 1999 and 1998 were $540,234 and $786,588 respectively and have been included in current assets.

     i. Basic Income per Share of Common Stock

     The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Fully diluted income per share of common stock as disclosed in the accompanying consolidated statements of operations includes the stock options discussed in Note 9, the convertible debt discussed in Note 6 and the contingent shares disclosed in Note 1 as common stock equivalents.

                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
              Basic EPS Computation
              ---------------------

              Numerator                                          $  6,218,177   $    769,320
                                                                 ------------   ------------
              Denominator:
                Weighted common shares outstanding                 21,769,583     17,022,767
                                                                 ------------   ------------

              Basic EPS                                          $       0.29   $       0.05
                                                                 ============   ============

              Diluted EPS Computation
              -----------------------

              Numerator                                          $  6,218,177   $    769,320
                                                                 ------------   ------------
              Denominator:
                Weighted common shares outstanding                 21,769,583     17,022,767
                Employee options                                       75,000        100,000
                Purchase of subsidiaries (contingent)               3,847,917            -
                Convertible debt                                      103,500            -
                                                                 ------------   ------------

                Total Shares                                       25,796,000     17,122,767
                                                                 ------------   ------------

              Diluted EPS                                        $       0.24   $       0.04
                                                                 ============   ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

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

     k. Fair Value of Financial Instruments

     As of December 31, 1999 and 1998, the fair value of cash, accounts receivable and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

     l. Advertising

     Advertising costs are expensed as incurred except for those costs which relate to seminars which are capitalized as explained in Note 2t.

     m. Research and Development

     The Company expenses immediately research and development costs incurred for its own benefit. Research and development costs approximated $73,062 and $33,657 in 1999 and 1998, respectively. These costs are included in general and administrative expense. The cost of research and development performed for customers is included in the cost of sales.

     n. Principles of Consolidation

     The  consolidated   financial   statements  include  the  Company  and  its
     wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
     transactions have been eliminated.

     o. Change in Accounting Principle

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
     Management believes the adoption of this statement will have no material impact on the Company's financial statements.

   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES (Continued)

     p. Stock Options

     The Company accounts for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123.

     q. Treasury Stock

     The Company accounts for its investment in treasury stock using the cost method. The proceeds are charged to paid-in capital.

     r. Revenue Recognition Policy

     The Company recognizes revenue upon delivery of the product and acceptance of the product or services by the customer. Fees received for seminars are deferred until the seminar is completed.

     s. Goodwill

     The Company has recorded goodwill on the purchases of MAI, MII, Online and Asia4sale for the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. The goodwill is amortized using the straight-line method over 10 years. The goodwill is evaluated annually for any impairment. If an impairment is recognized it is charged to expense in that period. Goodwill related to the purchase of Asia4sale has been charged to the sale of Asia4sale on December 31, 1999.

     t. Prepaid Expenses and Deferred Revenues

     The Company capitalizes costs incurred in preparing for its seminars. These costs include advertising, education materials and meeting site costs. The advance fees the Company receives are also deferred until the seminar is completed. At the end of the seminar, the fees are recognized as revenues and the costs are expensed. The detail of these capitalized prepaid expenses are summarized as follows:

                                                                 December 31,
                                                                    1999
                                                                 ------------
          Radio and television                                   $    196,307
          Newspaper advertising                                        47,631
          Travel                                                        5,854
          Postage                                                      43,436
          Instructor salary                                             3,675
          Meeting costs                                                 9,067
          Prepaid insurance                                            54,750
          Prepaid rent                                                 11,859
          Other                                                         3,131
                                                                 ------------
          Total                                                      $375,710

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 3 - OTHER ASSETS

     Other assets consisted of the following at December 31, 1999:

          Memberships in country clubs                           $    142,857
          Prepaid rental deposits                                      54,818
          Mortgage note receivable                                    250,000
          License                                                      50,000
          Investment in restricted common stock                       166,413
                                                                 ------------
          Total                                                  $    664,088
                                                                 ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company currently leases a large facility under a 20 year non-cancelable operating lease in the Philippines. The Company also leases office space in California and Hong Kong under 5-year renewable leases which began in 1998. Rent expense for the years ended December 31, 1999 and 1998 was $395,873 and $198,788 respectively.

          Future minimum lease commitments are as follows:

          2000                                                   $    331,308
          2001                                                        244,282
          2002                                                        242,749
          2003                                                        107,543
          2004                                                         80,294
          Thereafter                                                1,435,820
                                                                 ------------
          Total                                                  $  2,441,996
                                                                 ============

     The Company has an employment agreement with an officer for 5 years beginning on July 1, 1997. The minimum salary is $120,000 per year, which is to be evaluated annually.

NOTE 5 - INCOME TAXES

     For the years ended December 31, 1999 and 1998, the provision for U.S. and foreign income taxes consisted of the following:

                                                                     1999           1998
                                                                 ------------   ------------
          Current:

             U.S.                                                $  3,756,410   $        -
             Foreign                                                   27,700            -
          Deferred:
             U.S.                                                         -              -
             Foreign                                                      -              -
                                                                 ------------   ------------

                                                                 $  3,784,110   $        -
                                                                 ============   ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 5 - INCOME TAXES (Continued)

     A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                                     1999           1998
                                                                 ------------   ------------
          Income taxes computed at the U.S. statutory
           rate                                                  $  4,000,915   $    307,700
          Benefit of net income not subject to taxing
           jurisdictions                                              (74,600)      (307,700)
          Benefit of operating loss carryforward                     (142,205)           -
                                                                 ------------   ------------
          Taxes on income                                        $  3,784,110   $        -
                                                                 ============   ============

     The Company has no deferred tax liabilities or assets. The permanent difference due to income not being subject to taxing jurisdictions pertains to the British Virgin Islands where there is no income tax.

NOTE 6 - RELATED PARTY TRANSACTIONS

     a. Receivables

     During 1998 the Company had a receivable from a related party in the amount of $734,265. The full amount was collected in 1999. At December 31, 1999 the Company had related party receivables of $88,679. The receivables are non-interest bearing, due on demand and unsecured.

     b. Officer Compensation

     The Company's president is compensated for his services under a consulting contract with a company which he controls. The contract provides for $10,000 per month in consulting fees. Other officers of the Company were paid a total of $70,060 in consulting fees in addition to their base salaries during 1999.

     c. Convertible Debt

     In 1999, the Company received $690,000 in advances from shareholders. The advances were non-interest bearing and unsecured. In 2000, the Company agreed to convert the advances to common stock at the trading value of the shares on the date of conversion.

NOTE 7 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

     During 1998 the Company's marketing arrangement with one customer accounted for approximately 26% of the Company's revenue. Sales to another customer made up approximately 24% of the net sales in 1998. During 1999 the Company had no customers which made up more than 10% of net sales.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 8 - STOCK OPTIONS

     On May 30, 1997, the Company gave its vice-president the option to purchase 100,000 shares of its common stock at $2.00. At the time of the granting of the option, the stock was trading at approximately $2.40 per share. The Company values the options at fair market value. Fair market value is determined using the Black-Scholes option pricing model. The following assumptions were used: risk free interest rate of 6%, four year expected life, 35% expected volatility, and no expected dividends. Accordingly, deferred compensation and contributed capital of $40,000 was recorded during 1998. The options vest in 25,000 share increments for each year of service beginning in 1999. The Company will record as expense $10,000 per year for the next 4 years as the options vest.

NOTE 9 - BUSINESS SEGMENTS

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been related to conform to the requirements of this statement. The Company conducts its operations principally in the industry of graphic design, writing, printing, database management, direct mailing and e-mail customer service operations through its Momentum Asia, Inc. subsidiary, e-commerce through its Momentum Internet, Inc, and Asia4sale, Ltd. subsidiaries and online and offline investor education services through its Online Investors Advantage, Inc. subsidiary.

     Certain financial information concerning the Company's operations in different industries is as follows:

                                                                                  Online
                                    For the                                      Investors
                                   Years Ended     Momentum      Momentum        Advantage     Asia4sale    Corporate
                                   December 31,   Asia, Inc.   Internet, Inc.       Inc.       .com, Ltd    Unallocated     Total
                                   ------------  ------------  --------------   ------------  ------------  ------------   ---------
     Net sales                     1999          $  1,791,528  $    1,739,960    $23,562,420  $     69,162  $     57,170 $27,220,240
                                   1998               312,195         448,334            -             -             -       760,529

     Operating income (loss)
      applicable to industry
      segment                      1999              (128,400)       (482,428)     6,305,004        62,097    (1,196,316)  4,559,957
                                   1998              (196,883)        148,306            -             -        (153,152)  (201,729)

     General corporate
      expenses not allocated
      to industry segment          1999                   -               -              -             -       1,196,316   1,196,316
                                   1998                   -               -              -             -         153,152     153,152

     Other income
      (expenses) including
      interest and gain
      on sale of securities        1999               682,215          12,217         37,350        67,654     4,642,894   5,442,330
                                   1998             1,106,693             -              -             -        (135,644)    971,049

     Operating assets              1999             4,314,785         638,464      5,328,819        59,740     9,868,977  20,210,785



                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 9 - BUSINESS SEGMENTS (Continued)

     The corporate unallocated column represents the costs incurred by the parent company which are unrelated to the operations of the subsidiaries. Such costs included administrative salaries, professional services and gains on sales of subsidiary.

NOTE 10 - MARKETABLE SECURITIES

     The following is a summary of the Company's activity in marketable securities for the year ended December 31, 1999:


                     Beginning                                                                                Ending
                     Balance                                                 Realized                        Balance
                      Dec. 31,                                                 Gain          Unrealized      Dec. 31,
                       1998         Transfer     Purchases         Sales      (Loss)            Gain         1999
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------
     Marketable
     Securities

     Titan                 -         35,760          -           (25,423)      (10,337)           -             -
     Chequemate        774,723          -            -          (688,588)      (46,843)        96,420       135,712
     Other              11,865          -          445,446       (96,226)       25,062         18,375       404,522
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------
     Total             786,588        35,760       445,446      (810,237)      (32,118)       114,795       540,234
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------

     Restricted
     Common Stock

     Laraca            289,110           -           -          (625,000)     502,303             -         166,413
     Titan              35,760       (35,760)        -               -            -               -             -
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

     Total             324,870       (35,760)        -          (625,000)     502,303             -         166,413
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

                                                                             $470,185       $ 114,795
                                                                             ===========    ===========

NOTE 11 - EQUITY INVESTMENT

     The Company accounts for its investment in Bevex, Inc. using the equity method of accounting. The Company owned 6,700,000 shares at December 31, 1999 and 1998.

               Cost                                              $     469,000
               Losses - 1998                                          (165,449)
                      - 1999                                           (49,356)
                                                                 --------------
               Net                                               $     254,195
                                                                 ==============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 12 - PURCHASE OF SUBSIDIARIES

     A summary of the purchase of Asia4sale and Online Investors Advantage, Inc. is as follows:

                                                  Finders
                                   Total          Shares         Asia4sale      Online
                                   -----------    -----------    ------------   -----------
     Goodwill                      $ 3,245,467    $  375,000     $    265,000   $ 2,605,467
     Current assets                ===========           -                -         648,023
     Property and equipment                              -                -          95,612
     Other assets                                        -                -             800
     Current liabilities                                 -                -        (449,902)
                                                  -----------    ------------   ------------

          Total Purchase Price                    $  375,000     $    265,000   $ 2,900,000
                                                  ===========    ============   ============

     Cash                                         $      -       $     15,000   $   400,000
     Common stock (at $2.50 per share)               375,000          250,000     2,500,000
                                                  -----------    ------------   ------------

          Total Purchase Price                    $  375,000     $    265,000   $ 2,900,000
                                                  ===========    ============   ============

     These purchases were valued at the trading price of the of the Ziasun shares at the date of acquisition.

     The accompanying proforma statement of operations has been prepared as though Online was acquired on January 1, 1999. The summarized statement of operations of the Company includes the operations of Online from April 1, 1999 through December 31, 1999. The summarized statements of operations of Online for the three months ended March 31, 1999 is included below as a proforma adjustment.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 12 - PURCHASE OF SUBSIDIARIES (Continued)

                                    Ziasun                        Proforma
                                   Technologies                  Adjustments
                                   Inc. and                       Increase        Proforma
                                   Subsidiaries    Online        (Decrease)     Consolidated
                                   ------------  ------------  --------------   ------------
     REVENUES                      $ 27,220,240  $  4,701,227  $          -     $ 31,921,467

     COST OF SALES                   17,031,019     3,490,707             -       20,521,726
                                   ------------  ------------  --------------   ------------

     GROSS PROFIT                    10,189,221     1,210,520             -       11,399,741
                                   ------------  ------------  --------------   ------------

     OPERATING EXPENSE

     Depreciation and amortization      673,713         6,133          74,512        754,358
     General and administrative       4,955,551       302,600             -        5,258,151
                                   ------------  ------------  --------------   ------------

     Total Operating Expenses         5,629,264       308,733          74,512      6,012,509
                                   ------------  ------------  --------------   ------------

     OPERATING INCOME (LOSS)          4,559,957       901,787         (74,512)     5,387,232
                                   ------------  ------------  --------------   ------------

     OTHER INCOME

     Loss on equity investment          (49,356)          -               -          (49,356)
     Gain on marketable securities      584,980           -               -          584,980
     Gain on sale of security         4,778,596           -               -        4,778,596
     Other income (expense)             128,110         3,022             -          131,132
                                   ------------  ------------  --------------   ------------

     Total Other Income               5,442,330         3,022             -        5,445,352
                                   ------------  ------------  --------------   ------------

     INCOME BEFORE INCOME  TAXES     10,002,287       904,809         (74,512)    10,832,584

     INCOME TAXES                    (3,784,110)     (176,800)            -       (3,960,910)
                                   ------------  ------------  --------------   ------------

     NET INCOME                    $  6,218,177  $    728,009  $      (74,512)  $  6,871,674
                                   ============  ============  ==============   ============

     The proforma financial statements are prepared to include operations from January 1, 1999 to March 31, 1999.

     Amortization expense                                                       $     74,512
     Accumulated amortization - goodwill                                             (74,512)
                                                                                ------------
                                                                                $        -
                                                                                ============

     To  record  1 year  of  amortization  expense  based  on a  ten-year  life.
     ($2,980,467 x 3/120)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change of the independent auditors of the Company and there are no disagreements with the independent auditors of the Company or its subsidiaries.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a) Identity of Directors and Executive Officers.


     Name and Address         Age       Position                 Term      Served Since
     ------------------------------------------------------------------------------------------------------------------
     Allen D. Hardman         58        President, CEO           1 Year    February 25, 2000
     462 Stevens Avenue                 and Director                       October 5, 1998
     Suite 106
     Solana Beach, CA 92075

     D. Scott Elder           41        Chairman of              1 Year    June 1, 1999
     825 North 1430 West                the Board;
     Orem, UT 84057                     Director                 1 Year    May 11, 1999

     Anthony L. Tobin         53        Vice President;          1 Year    February 25, 2000
     12A, Pacific Bank Centre           Chief Operating
     56 Gloucester Road                 Officer of Asia
     Wanchai, Hong Kong                 Operations;
                                        Director                           October 5, 1998

     Ross W. Jardine          38        Director                 1 Year    April 7, 1999
     116 S. Pfeifferhorn Drive
     Alpine, Utah 84004

     Hans Von Meiss           53        Director                 1 Year    January 17, 2000
     Rebwiesstrasse 31
     8702 Zollikon Switzerland

     Dennis E. McGrory        52        Secretary                1 Year    February 25, 2000
     462 Stevens Avenue
     Solana Beach, CA 92075

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     Allen D. Hardman, 58, was appointed as a Director and the Vice President of the Company on October 5, 1999. On February 25, 2000 Mr. Hardman was appointed as President and Chief Executive Office of the Company, Mr. Hardman earned an Industrial Engineering Technical Diploma from the University of Utah in 1966, and a Bachelors Degree in Business Administration from California State University in 1975. Mr. Hardman served as the Managing Director of Business Relations for Roeslein & Associates from June 1993 through June 1997. Mr. Hardman was the Vice President of Operations of Bestway USA from July 1997 until the Company's spin-off of Bestway USA in October 1998. Mr. Hardman has 35 years of varied business experience, some with small companies and some with mid-to-large corporations. His work experience includes president for a company furnishing pre-assembled manufacturing systems on a global basis, director of business development for industrial manufacturing systems, national sales manager for systems products, manufacturing engineering, product and systems engineering, consulting engineering, operations management, project management for multi-million dollar projects installed worldwide, manufacturing quality control and customer service management.

     During the last several years, and particularly the last two years, Mr. Hardman has restructured several small businesses to either establish their viability as an enterprise and/or increase their operating proficiency and potential for profitability. He has also been intimately involved in identifying and establishing some strategic partner alliances and/or joint ventures. This allowed the companies involved to improve their respective competitive position(s) in the marketplace through improved product or intellectual property designs, which resulted from the synergy realized by combining their individual product offerings.

     D. Scott Elder, 41, was elected as a director of the Company in May 1999, and as the Chairman of the Board in June 1999. From 1994 to 1997, Mr. Elder owned and operated two consulting businesses, D. Scott Elder & Associates and The Business Alliance Company, which developed marketing and training programs. In 1998 Mr. Elder continued to operate the consulting business of D. Scott Elder & Associates and founded OIA with Ross W. Jardine. Mr. Elder served as the President of OIA until his appointment as the CEO and Chairman of the Board of the Company in June 1999. Mr. Elder has a degree in Communications from Brigham Young University and an M.B.A. from the University of Phoenix in 1997. Mr. Elder is also currently the Vice President of Online Investors Advantage, Inc., a Utah Corporation ("OIA"), a company he co-founded with Ross Jardine in 1997. OIA provides educational workshops and video-based home study training programs that teach people how to use its Investor Toolbox web site in order to make sound stock investing decisions and manage their own stock investments. OIA was recently acquired by the Company.

     Before devoting full time to OIA, Mr. Elder was the owner of The Business Alliance Company, which developed joint-venture marketing and training programs. Some of the companies Mr. Elder has developed joint-venture projects with include General Mills, Procter & Gamble, Rubbermaid, and Zane Publishing, a company that markets educational programs through Amway.

     Mr. Anthony Tobin, 53, was appointed as a Director of the Company on October 5, 1998 and as the Vice President of the Company and Chief Operating Officer of Asia Operations on February 25, 2000. Mr. Tobin is also President of Momentum Internet. From 1994 through November 1997, Mr. Tobin was the Managing Director of Momentum Campaigns Ltd., Hong Kong, an advertising and public relations consultancy company. In November 1997 Momentum Internet Incorporated was formed to specialize in Internet projects. Mr. Tobin has served as the President of Momentum Internet from 1997 to present. In May 1998 Momentum Associates Ltd., a subsidiary of Momentum Internet, was formed to handle the operations of Momentum Internet in Hong Kong. Mr. Tobin has more than 25 years experience in Asia (Hong Kong, Singapore, and the Philippines) -- in journalism-publishing, public relations, marketing, advertising, government information. and the Internet. He was the former senior information communications officer in the Hong Kong and Singapore governments. Mr. Tobin reported to the Prime Minister's office in Singapore, advising on domestic and international publicity policies and implementing new strategies in the Ministry of Information. He has spent the last three years developing and marketing the Momentum Internet Incorporated product roster. Mr. Tobin is also a Director and Manager of Crossbow Consultants Ltd., an Internet publishing company, which has a consulting, contract with Momentum Internet Incorporated, a subsidiary of the Company.

     Ross W. Jardine, 38, was appointed as a director of the Company on April 7, 1999 and is also the President of Online Investors Advantage, Inc., a Utah Corporation ("OIA") a wholly owned subsidiary of the Company. Mr. Jardine graduated cum laude from Brigham Young University in 1987 with a degree in communications. In 1990 Mr. Jardine founded Jacobson & Jardine, Inc. a Sports Marketing and Promotion company. Mr. Jardine served as President until August 1994 during which time Mr. Jardine was responsible for operations and the developed and marketed licensed products for major sporting events. These clients included National Football League, Indy 500, Kentucky Derby, America's Cup 1992, Nabisco, Albertsons, Coca Cola, Fisher Price, American Home Products, RJ Reynolds and many others. In 1994 he became interested in the Internet and moved his business online. This experience led him to start a consulting business focused on teaching other business owners how to get their own businesses online. Mr. Jardine founded Electronic Marketing Services (later renamed iMALL, Inc) in 1994 and served as President until January 1996. From January 1996 through August 1997 Mr. Jardine served as speaker/consultant for iMALL. iMALL went public in 1996 was recently sold to Excite@home for $425 million.

     In 1997 Mr. Jardine left iMALL to focus on creating a program to train investors in using the Internet to invest. Together with D. Scott Elder, Mr. Jardine founded OIA, (www.i-advantage.com), a company focused on teaching people how to invest using their personal computers and the Internet. The Company quickly established itself as a leader in online investor education, and is highly recommended by the Security Blanket.com, (www.thesecurityblanket.com.) OIA conducts dozens of workshops and seminars in cities around the country where investors learn to use the most advanced investment tools available on the Internet. Mr. Jardine serves as President of OIA and conducts many of the training programs put on by OIA.

     Hans von Meiss, 53, was appointed as a Director of the Company on January 17, 2000. Mr. Meiss received a degree in economics from the University of St. Gallen in Switzerland in 1973 and masters in business administration at INSEAD, Fontainebleau, France. For a period of seven years from 1984 to 1991, Mr. Meiss served as an investment banker with Bankers Trust International Ltd. and Chase Manhattan Ltd. in London. Mr. Weiss served as the CEO of Dr. Ing Koenig Ag, a leading Swiss service center for flat steel and industrial fasteners, in Zurich for a period of four years. Mr. Meiss for a period of three years from 1991 to 1994 served as a financial and management consultant. In 1994, he was the CEO of Holding Co., a Dutch industrial group of companies, for a term of three years. Mr Meiss also served as the CEO of Swiss Textile Group for a period of three years beginning in 1997. Mr. Meiss has experience in investments in internet related businesses. He as served on the Board of UTO Bank, a private bank in Zurich, CAG, an industrial concern based in Vienna, McDaniels S.A., a financial consulting firm in Lausanne, and as a member of the board of his own company, G. Von Meiss AG.

     Dennis E. McGrory, was appointed as the Secretary of the Company on February 25, 2000. Mr. McGrory is an Air Force veteran where he served as a court reporter and administrative specialist. Overall, Mr. McGrory has 30 years of combined administrative experience, including Assistant to the City Editor for a major newspaper, Legal Transcriber, Legal Assistant, Paralegal, and more recently Office Manager for a large law firm wherein he was responsible for all administrative functions. He is also currently the commander of the American Legion San Dieguito Post 416. Directorships

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     Identity of Significant Employees.
     ----------------------------------

     In addition to the executive officers of the Company, the Company or its subsidiaries rely on the services and expertise of Peter Graham Daley of Momentum Associates Limited, Ross W. Jardine, the President of OIA, Scott Harris and David McCoy employees of OIA and Eric Montandon, the President of Momentum Asia, all of which persons make a significant contributions to the business of the Company and its subsidiaries.

     Family Relationships.
     ---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Section 16 (a) Beneficial Ownership Compliance.
     ----------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based solely on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that during the period from November 16, 1999 (the date which the Company first became subject to Section 16(a)) until December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                                      SUMMARY COMPENSATION TABLE
                                                      ---------------------------

                                                                            Long Term Compensation
                                                                 --------------------------------------------------
                                  Annual Compensation                           Awards              Payouts
                    -----------------------------------------------------------------------------------------------
                                                                                Securities               All
                                                       Other                    Underlying               Other
                                                       Annual    Restricted     Options/       LTIP      Compen-
Name and            Year or                            Compen-   Stock          SAR's          Payouts   sation
Principal           Period    Salary         Bonus     sation)   Awards         (#)            ($)       ($)
Position            Ended     ($)            ($)       ($)
(a)                 (b)       (c)            (d)       (e)       (f)            (g)            (h)       (i)
-------------------------------------------------------------------------------------------------------------------
Allen D. Hardman(1) 1999      $132,000       0         0         0              0              0         0
President and CEO   1998      $132,000       0         0         0              0              0         0
                    1997      $120,000       0         0         0              100,000        0         0

Anthony L. Tobin(2) 1999      $120,000       0         0         0              0              0         0
Vice President      1998      $121,800       0         $31,200   0              0              0         0
and COO of          1997      0              0         0         0              0              0         0
Asia Operations

D. Scott Elder(3)   1999      $102,360       $40,930   0         0              0              0         378,000
Chairman of the     1998      $ 31,500       0         0         0              0              0         174,127
Board of Directors  1997      $0             0         0         0              0              0         0


Dennis E. McGrory   1999      $0             0         0         0              0              0         0
Secretary           1998      $0             0         0         0              0              0         0
                    1997      $0             0         0         0              0              0         0

Ross D. Jardine     1999      $ 46,860       $123,430  0         0              0              0         378,000
President of  OIA   1998      $0             0         0         0              0              0         208,520
                    1997      $0             0         0         0              0              0         0

Hans Von Meiss      1999      $0             0         0         0              0              0         0
Director            1998      $0             0         0         0              0              0         0
                    1997      $0             0         0         0              0              0         0

---------------------------------------

          (1)  Mr.  Hardman,  the  President and CEO of the Company is currently
               subject  to  an  Employment   Agreement  with  the  Company.  See
               Employment Contracts / Stock Options" below.

          (2) Mr. Tobin is the owner of Crossbow Consultants Limited which receives $10,000 per month from the Company's subsidiary,
               Momentum  Internet  Incorporated,  for the  services  provided by
               Crossbow Consultants. In 1999, Crossbow received a total of $120,000 from the Company's subsidiary, Momentum Internet Incorporated, for the services provided by Crossbow Consultants.

               In 1998 in addition to the $10,000 per month Crossbow received, Mr. Tobin through his employment agreement with Momentum Associates Limited, a subsidiary of Momentum Internet Incorporated, also received a month housing allowance of approximately $2,600 and a management fee of approximately $150 per month, for total 1998 compensation of $153,000.

          (3) In 1999, Mr. Elder received a base salary of $102,360, a bonus of $40,930 and 378,000 in payment of deferred compensation from OIA, for total 1999 compensation of $521,290.

               In 1998, Mr. Elder received a base salary of $31,500,  consulting
               fees  of   $24,127,   and   $150,000   in  payment  of   deferred
               compensation, for total 1998 compensation of $205,627.

          (4) In 1999, Mr. Jardine received a base salary of $46,860, a bonus of $123,430 and $378,000 in payment of deferred compensation from OIA, for total 1999 compensation of $548,290.

               In 1998, Mr. Jardine received consulting fees of $58,520 and $150,000 in payment of deferred compensation from OIA, for total 1998 compensation of $208,520.

---------------------------------------

     Employment Contracts
     --------------------

     Allen D. Hardman. Allen D. Hardman, the President and CEO and a director of the Company has an Employment Agreement with the Company which commenced on July 1, 1997 for a term of 5 years at an initial salary of $120,000 per year. Pursuant to the terms of the agreement, the Company's board of directors may, in its sole discretion, grant raises, bonuses, etc. in an amount not less that the cost of living increase for the greater San Diego area. Additionally, Mr. Hardman's Employment Agreement contains a stock option which entitles Mr. Hardman the option to one hundred thousand (100,000) (post split adjusted) shares of the Common Stock of the Company, at $2.00 per share, (subject to adjustment for splits), in equal installments of twenty-five (25,000) (post split adjusted) shares each beginning after one (1) year of employment for 4 consecutive years. On April 15, 1999 the Board of Directors of the Company authorized the amendment to Mr. Hardman's Employment Agreement and the Stock Option contained therein such that the Employment Agreement, as amended and Stock Option were broken out into two separate agreements.

     Stock Options
     -------------

     As stated above Mr. Hardman has a stock option which entitles Mr. Hardman the option to one hundred thousand (100,000) (post split adjusted) shares of the Common Stock of the Company, at $2.00 per share, (subject to adjustment for splits), in equal installments of twenty-five (25,000) (post split adjusted) shares each beginning after one (1) year of employment for 4 consecutive years.

     On December 15, 1999, the Board of Directors adopted the ZiaSun Technologies, Inc. 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan allows the Company to attract and retain employees and directors of the Company and its subsidiaries and to provide such persons with incentives and awards for superior performance. The 1999 Plan is administered by a committee appointed by the Board of Directors of the Company, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, but such exercise price of Incentive Stock Options (ISO) may not be less than one hundred percent of the fair market value of Common Stock on the grant date.

                             STOCK INCENTIVE AWARDS

     The following tables reflect certain information, with respect to stock options granted to certain executive officers and directors during fiscal 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                    ---------------------------------------

                                        NUMBER OF      % OF TOTAL
                                        SECURITIES     OPTIONS
                                        UNDERLYING     GRANTED TO     EXERCISE
                                        OPTIONS        EMPLOYEES      OR BASE
                                        GRANTED        IN FISCAL      PRICE     EXPIRATION
NAME                                       (#)         YEAR(%)        ($/SH)       DATE
-------------------------------         ----------     ----------     --------- ----------

No options or stock appreciation rights were granted to any executive officer in 1999.

     Any incentive awards, stock options or warrants shall be made at the discretion of the board of directors or a committee designed by the board of directors.

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 1999.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                              FY-END OPTION VALUES
            -------------------------------------------------------

                                                                      NUMBER OF
                                                                      SECURITIES          VALUE OF
                                                                      UNDERLYING          UNEXERCISED
                                                                      UNEXERCISED         IN-THE-MONEY
                                                                      OPTIONS AT          OPTIONS AT
                                                                      FY-END(#)           FY-END($)
                                        SHARES         VALUE          ---------------     -------------------
                                        ACQUIRED ON    REALIZED       EXERCISABLE/        EXERCISABLE/
NAME                                    EXERCISE(#)     ($)           UNEXERCISABLE       UNEXERCISABLE
-------------------------------         -----------    --------       ---------------     -------------------
Allen D. Hardman                        25,000         $200,000       75,000              $838,500
Anthony Tobin                           0              0              0                   0
D. Scott Elder                          0              0              0                   0
Dennis McGrory                          0              0              0                   0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The following table sets forth security ownership information as of the close of business on March 31, 2000, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

          Title of                 Name of                       Amount of      Percent of
          Class                    Beneficial Owner              Ownership      Class
          ---------------------------------------------------------------------------------
          Common Stock             D. Scott Elder                2,100,000      7.71%
                                   1156 East 100 North
                                   Orem, UT 84097

          Common Stock             Ross W. Jardine               2,100,000      7.71%
                                   116 S. Pfeifferhorn Drive
                                   Alpine, Utah 84004

          Common Stock             Momentum Media Ltd.           3,499,980      12.85%
                                   304 Dominion Centre
                                   43 Queen's Road
                                   East Wanchai, Hong Kong

         (b)      Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 31, 2000, for any director, executive officer or group of the Company's voting securities:


          Title of                 Name of                       Amount of      Percent of
          Class                    Beneficial Owner              Ownership      Class
          ---------------------------------------------------------------------------------
          Common Stock             D. Scott Elder                2,100,000      7.71%
                                   1156 East 100 North
                                   Orem, UT 84097

          Common Stock             Ross W. Jardine               2,100,000      7.71%
                                   116 S. Pfeifferhorn Drive
                                   Alpine, Utah 84004

         Common Stock              Anthony L. Tobin(1)           1,000,000      3.67%
                                   12A Pacific Bank Centre
                                   56 Gloucester Road
                                   Wanchai, Hong Kong

         Common Stock              Allen D. Hardman                 50,500      0.0018%
                                   462 Stevens Avenue
                                   Suite 106
                                   Solana Beach, CA 92075

         Common Stock              Dennis McGrory                      155      nil
                                   462 Stevens Avenue
                                   Suite 106
                                   Solana Beach, CA 92075

         Common Stock              Hans Von Meiss                    6,250      nil
                                   Rebwiesstrasse 31
                                   8702 Zollikon Switzerland

         Common Stock              All Directors and Officers    5,256,905      19.30%
                                   as a Group (6 persons)


--------------------------------------------------
     (1) Anthony L. Tobin does not direct own any shares of the Company. However, indirectly Mr. Tobin, as the sole director of Vulcan Consultants Ltd., the owner of 1,000,000 (post split adjusted) shares as stated above, has sole voting power over said shares.

     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the above table.

     Except as set forth above, no other Officer or Director of the Company owns any shares directly or indirectly.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Acquisition of Asia4sale
     ------------------------

     On March 25, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company would acquire Asia4sale.com, Ltd., ("Asia4sale"), a Hong Kong Registered Company. In exchange for 99 of the 100 shares of Asia4sale, the Company issued 100,000 (post-split adjusted) shares of restricted common stock and paid $15,000 cash to the majority holder of the capital stock of Asia4sale, thereby virtually making Asia4sale a wholly-owned subsidiary of the Company. In addition, the Company made an unsecured loan of $50,000 to Asia4sale upon closing of the acquisition and agreed to issue one (1) additional share of restricted common stock for each two dollars ($2.00) of actual earnings of Asia4sale for the period from April 1, 1999, through September 31, 2000. Asia4sale is in the business of Internet related international e-commerce. In addition, the Company was granted the option to repurchase the 100,000 (post split adjusted) shares issued in the acquisition of Asia4sale for a period of one (1) year at a price of $3.00 per share in the event that Asia4sale fails to reach positive cash flow from its operations by September 30, 2000. As of the date of this registration statement, Asia4sale has not yet reached positive cash flow. The acquisition was completed on May 12, 1999.

     Sale of Asia4sale
     -----------------

     The Company sold all interest in Asia4sale.com Ltd., in December 1999 for $5,000,000 cash and 300,000 shares of the purchaser, Internet Ventures Ltd.

     Acquisition of Online Investors Advantage, Inc.
     ----------------------------------------------

     On March 31, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company would acquire Online Investors Advantage Incorporated ("OIA"), a Utah corporation. Online Investor's Advantage is in the business of training individuals how to effectively use the financial planning and investment tools available on the internet to manage their own investment portfolios. The training is structured around a five-step discipline, which includes searching for an investment, evaluating the investment and assessing the risk, timing the purchase, establishing an exit point and monitoring the investment. This is done through live workshops, and video-based, self-directed home learning programs, which include the use of OIA's proprietary website www.investortoolbox.com. In exchange for all of the capital stock of OIA, the Company issued 1,000,000 (post-split adjusted) shares of restricted common stock and paid $400,000 in cash, all of which was distributed pro-rata to the shareholders of OIA, thereby making OIA a wholly-owned subsidiary of the Company. In addition, the Company issued 5,000,000 (post-split adjusted) shares pro-rata to the shareholders of OIA. Those shares are currently being held in escrow in accordance with the terms of the adjustment provision set forth in the acquisition agreement, based on anticipated earnings of at least $2,500,000 for OIA for the period from April 1, 1999, through March 31, 2000. As set forth in the terms of the acquisition agreement, in the event that the actual earnings of OIA are less than $2,500,000, for the specified period, then the total number of shares being held in escrow shall be reduced on a one-share basis for each $1.00 of actual earnings of OIA less than $2,500,000. In the event that the actual earnings of OIA is greater than $2,500,000, then the Company shall issue such additional shares on the basis of one additional share for each $1.00 of actual earnings of OIA greater than $2,500,000. The acquisition was completed on April 7, 1999.

     Consulting Agreement
     --------------------

     On April 1, 1999, Momentum Internet Incorporated, a wholly-owned subsidiary of the Company entered into a Consulting Agreement with Crossbow Consultants Limited, a personal services corporation owned by the Company's President, Anthony L. Tobin. Under the terms of this agreement, Crossbow will provide all administrative, promotional and technical support, as required, for Momentum Internet to carry on its Internet publishing and marketing operations, including but not limited to the assistance in the Internet publishing and marketing of Momentum Internet's products Swiftrade, Mfinance, PINmail, MediaHits, Search
Dragon and such others as developed by Momentum Internet from time to time. Under the terms of this agreement Momentum Internet pays Crossbow a monthly fee of US$10,000 per month.

     Subsequent Events
     -----------------

     On January 1, 2000, On January 14, 2000, the Company entered into a Consulting Agreement with Netgenesis Strategic Internet Marketing, Ltd., ("Netgenesis"), whereby the Company engaged Netgenesis to provide advice and counsel to the Company with regard to the Company's press releases, marketing strategies, investor relations, advertising and financial websites. A copy of the Consulting Agreement between the Company and Netgenesis is attached hereto and incorporated herein by reference. See Item 13 Exhibits

     On January 14, 2000, the Company entered into a Client Service Agreement with Continental Capital & Equity Corporation ("CCEC"), whereby the Company engaged CCEC to publicize the Company to brokers, prospective investors, institutional investors, analysts, other industry professionals and shareholders. The services to be provided by CCEC consists of (a) to review and analyze various aspects of the Company's goals and make recommendations on feasibility and achievement of desired goals, (b) the review of the general information and recent filings of the Company and produce a direct mail Company profile for circulation, (c) to provide exposure to its network of firms and brokers that may be interested in participating with the Company and schedule and conduct the necessary due diligence and obtain the required approvals necessary for those firms to participate, and (d) at the Company's request, to be available to the Company to field any calls from firms and brokers inquiring about the Company. A copy of the Client Service Agreement and related Stock Purchase Warrant and Registration Rights Agreement pertaining to CCEC's compensation are attached hereto and incorporated herein by reference. See Item 13 Exhibits.

                           TRANSACTIONS WITH PROMOTERS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Registration Statement Item 8. Description of Securities.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.


Exhibit
Number    Description
--------------------------------------------------------------------------------

2.1(+) Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Momentum Internet Incorporated dated October 5, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

2.2(+) Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Momentum Asia, Inc. dated October 5, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

2.3(+) Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Asia4sale.com, Ltd., dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

2.4(+) Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and Online Investors Advantage, Inc., dated March
          31, 1999.  (Incorporated by reference   from  the   Registrant's
          Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.1(a)(+) Original Articles of Incorporation.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.1(b)(+) Certificate of Amendment to Articles of Incorporation  filed April 29,
          1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.1(c)(+) Certificate of Amendment to Articles of Incorporation filed September
          10, 1998 changing the name of the Company to ZiaSun Technologies, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.1(d)(+) Certificate filed pursuant to NRS Section 78.207.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.1(e)(+) Restated Article of Incorporation filed August 16, 1999.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.2(+) Amended and Restated By-laws. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.1(+) License Agreement between Fountain Fresh International and Katori Consultants, Ltd. dated April 17, 1997.(Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.2(+) Assignment of License Agreement by Katori Consultants Ltd., to the Company dated April 18, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.3(+) Unsecured Promissory Note for $50,000 from Asai4sale.com in favor of the Company dated March 31, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.4(+) Stock Option Agreement between Brian Hodgson and the Company dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.5(+) Agreement between the Company and Global Direct Marketing Limited dated February 12, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.6(+) Agreement between Asia4sale.com, Ltd., and Hong Kong Telecom IMS dated March 29, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.7(+) Agreement between Momentum Internet, Inc., and Hays Business Systems dated April 1, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.8(+) Loan Agreement between Momentum Asia, Inc. (formerly New Age Publications, Inc.) and Touchstone Transport Services, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.9(+) Real Estate Mortgage Momentum Asia, Inc. (formerly New Age Publications, Inc.) and Touchstone Transport Services, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.10(+) Subscribers Agreement between Momentum Asia, Inc., (formerly New Age Publications, Inc.), and Torquay Associates Ltd. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.11(+) Reuters Investor Distribution Agreement with Momentum Internet Inc., dated April 22, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.12(+) Market Datafeed Service Agreement with Stock Exchange Information Services Limited dated May 3, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.13(+) Agreement between Momentum Internet, Inc., and Options Direct dated May 18, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.14((+) Agreement between Asia4sale.com, Ltd., and Karrex dated June 25, 1999.
          (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.15(+) Agreement between Momentum Internet, Inc., and United Mok Ying Kie Limited dated June 29, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.16(+) Reuters Service Contract with Momentum Internet Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.17(+) Online Stock Trading Agreement between Swiftrade, Inc. and WdoT.rade Inc. dated July 1, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.18(+) Lease Agreement between the Company and Propco L.P. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.19(+) Addendum to Lease between the Company and Propco L.P. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.20(+) Tenancy Agreement between Momentum Associates Limited and Hong Kong Finance Property Company Limited dated December 1, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.21(+) Contract of Lease between Rebecca A. Ynares and Momentum Internet (Philippines) Inc. dated December 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.22(+) First Amendment to Contract of Lease between Rebecca A. Ynares and Momentum Internet (Philippines) Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.23(+) Contract of Lease between Philippine International Trading Corporation and Momentum Internet (Philippines) Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.24(+) Sublease Agreement between Philexcel Textiles Incorporated and Momentum Asia, Inc. (formerly New Age Publications, Inc.) (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.25(+) Amended Sublease Agreement between Philexcel Textiles Incorporated and Momentum Asia, Inc. (formerly New Age Publications, Inc.) (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.26(+) Lease Agreement between EsNET Properties L.C. and Online Investors Advantage, Inc., dated May 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.27(+) Lease Agreement between Dc Mason Ltd., and Online Investors Advantage, Inc., dated October 7, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.28(+) Lease Agreement between Gordon Jacobson and Online Investors Advantage, Inc., dated June 22, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.29(+) Employment Agreement and Stock Option between the Company and Allen D. Hardman dated July 1, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.30(+) Amendment to Employment Agreement between the Company and Allen D. Hardman. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.31(+) Non-Qualified Stock Option Agreement between the Company and Allen D. Hardman. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.32(+)  Agreement between Momentum Associates Limited and Peter Graham Daley.
          (Incorporated   by  reference  from  the   Registrant's   Registration
          Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.33(+)  Agreement between Momentum Associates Limited and Anthony L. Tobin.
          (Incorporated   by  reference  from  the   Registrant's   Registration
          Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.34(+) Agreement between Momentum Internet Inc., and Crossbow Consultants Limited. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.35(+) Agreement between Asia4sale.com Ltd., and Momentum Internet Inc., dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

10.36(++) ZiaSun Technologies, Inc. - 1999 Stock Option Plan.

10.37(++) Consulting  Agreement  dated  January 1, 2000  between the Company and
          Netgenesis Strategic Internet Marketing, Ltd.

10.38(++) Client Service Agreement dated January 14, 2000 between the Company and Continental Capital & Equity Corporation.

10.39(++) Common Stock Purchase  Warrant issued to Continental  Capital & Equity
          Corporation.

10.40(++) Registration  Rights  Agreement  between the  Company and  Continental
          Capital & Equity Corporation.

27(+)(+)  Financial Data Schedule

     (+) Previously filed.
     (++) Filed herewith.

     (b) Reports on Form 8-K.

     There were no other reports on Form 8-K filed during the quarter of the period covered. However, subsequent to the period covered by this report the Company filed a Form 8-k on January 18, 2000, and an amended Form 8-K/A on January 21, 2000.

--------------------------------------------------------------------------------
                                  EXHIBIT INDEX

     The following Exhibit Index sets forth the Exhibit attached hereto.

Exhibit
Number    Description
--------------------------------------------------------------------------------
10.36(++) ZiaSun Technologies, Inc. - 1999 Stock Option Plan.

10.37(++) Consulting  Agreement  dated  January 1, 2000  between the Company and
          Netgenesis Strategic Internet Marketing, Ltd.

10.38(++) Client Service Agreement dated January 14, 2000 between the Company and Continental Capital & Equity Corporation.

10.39(++) Common Stock Purchase  Warrant issued to Continental  Capital & Equity
          Corporation.

10.40(++) Registration  Rights  Agreement  between the  Company and  Continental
          Capital & Equity Corporation.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation



Dated: April 12, 2000                             /S/ Allen D. Hardman
                                                  ------------------------------
                                                  By: Allen D. Hardman
                                                  Its: President and CEO and
                                                  Principal Accounting Officer