Form 10QSB/A
period 1999-09-30
ZIASUN TECHNOLOGIES INC
filed 2000-04-24
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A-3

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                $   5,127,718   $     517,781
   Accounts receivable, net (Note 2):
     Sale of restricted stock receivable                              -           480,000
     Contract receivable                                          824,398         378,000
     Trade receivable                                             272,138          41,879
   Inventory (Note 2)                                              15,678          50,000
   Marketable securities (Note 2)                                 573,941         786,588
   Prepaid expenses                                               253,310           7,370
                                                            -------------   -------------

     Total Current Assets                                       7,067,183       2,261,618
                                                            -------------   -------------

EQUIPMENT (Note 2)

   Printing equipment                                             294,576         294,576
   Machinery and equipment                                        218,236         218,236
   Office equipment                                               507,139          59,571
   Vehicles                                                        48,398          48,398
   Leasehold improvements                                          92,516          92,516
   Less: accumulated depreciation                                (354,721)       (209,518)
                                                            -------------   -------------

     Total Equipment                                              806,144         503,779
                                                            -------------   -------------

OTHER ASSETS

   Equity investment (Note 12)                                    271,561         303,551
   Goodwill, net                                                4,385,117       2,129,056
   Receivables - related parties                                      -           734,265
   Other assets                                                   637,178         795,898
                                                            -------------   -------------

     Total Other Assets                                         5,293,856       3,962,770
                                                            -------------   -------------

     TOTAL ASSETS                                           $  13,167,183   $   6,728,167
                                                            =============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)



                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                    $   1,163,695   $     600,013
   Income taxes payable                                           762,000             -
                                                            -------------   -------------

     Total Current Liabilities                                  1,925,695         600,013
                                                            -------------   -------------

     Total Liabilities                                          1,925,695         600,013
                                                            -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of
    $0.001 par value, 22,055,000 and 20,930,000
    shares issued and outstanding, respectively                    22,055          20,930
   Additional paid-in capital                                  12,143,586       8,923,394
   Treasury stock, 70,200 and 130,000 shares, respectively        (37,800)        (70,000)
   Other comprehensive income                                      50,096          38,794
   Deferred compensation                                          (30,000)        (40,000)
   Retained earnings                                             (906,449)     (2,744,964)
                                                            -------------   -------------

     Total Stockholders' Equity                                11,241,488       6,128,154
                                                            -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  13,167,183   $   6,728,167
                                                            =============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the Three Months Ended        For the Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------------------------------------------------
                                                  1999              1998               1999              1998
                                             ----------------  ---------------   ---------------  ----------------
SALES, NET                                   $      7,932,685  $       -         $    17,831,876  $         19,072

COST OF GOODS SOLD                                  5,715,285          -              11,530,822            45,926
                                             ----------------  ---------------   ---------------  ----------------

   Gross Margin                                     2,217,400          -               6,301,054           (26,854)
                                             ----------------  ---------------   ---------------  ----------------

OPERATING EXPENSES

   Depreciation and amortization                      166,570            3,206           484,051             9,617
   Bad debt expense                                    25,000          -                 125,000             -
   General and administrative                         925,097          -               3,039,179            59,399
   Consulting fees - related parties (Note 6)          48,420          -                 160,060             -
                                             ----------------  ---------------   ---------------  ----------------

     Total Operating Expenses                       1,165,087            3,206         3,808,290            69,016
                                             ----------------  ---------------   ---------------  ----------------

     Income (Loss) from Operations                  1,052,313           (3,206)        2,492,764           (95,870)
                                             ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Loss on equity investment                          (30,230)         -                 (31,990)            -
   Unrealized gains on marketable
    securities                                         83,254          -                  83,254             -
   Realized gain on marketable securities              23,417          -                 423,260             -
   Rental income                                        6,856          -                  78,277             -
   Interest income                                     30,127          -                  64,823             -
   Gain (loss) on write off of assets                   -              -                   -              (135,644)
                                             ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                     113,424          -                 617,624          (135,644)
                                             ----------------  ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                              1,165,737           (3,206)        3,110,388          (231,514)

INCOME (TAXES) BENEFIT                               (387,151)         -              (1,283,175)            -
                                             ----------------  ---------------   ---------------  ----------------

NET INCOME (LOSS)                                     778,586           (3,206)        1,827,213          (231,514)
                                             ----------------  ---------------   ---------------  ----------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Currency translation adjustment                      7,534          -                  11,302             -
                                             ----------------  ---------------   ---------------  ----------------

NET COMPREHENSIVE INCOME (LOSS)              $        786,120  $        (3,206)  $     1,838,515  $       (231,514)
                                             ================  ===============   ===============  ================


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)


                                               For the Three Months Ended        For the Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------------------------------------------------
                                                  1999              1998               1999              1998
                                             ----------------  ---------------   ---------------  ----------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                22,055,000       15,800,000        21,675,834        15,800,000
                                             ================  ===============   ===============  ================

BASIC EARNINGS PER SHARE                     $           0.04  $         (0.00)  $          0.11  $          (0.01)
                                             ================  ===============   ===============  ================

FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       27,130,000       15,900,000        26,750,834        15,900,000
                                             ================  ===============   ===============  ================

FULLY DILUTED EARNINGS PER SHARE             $           0.03  $         (0.00)  $          0.09  $          (0.01)
                                             ================  ===============   ===============  ================


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                                Other
                              Common Stock          Additional                  Compre-        Deferred
                       --------------------------   Paid-in         Treasury    hensive        Compen-    Accumulated
                          Shares     Amount         Capital          Stock       Income        sation       Deficit       Total
                       -----------   ------------   ------------   ---------   ------------   ----------  ------------   --------
Balance,
December 31, 1997       15,800,000         15,800      3,576,129          -              -       (40,000)   (3,514,284)      37,645

Purchase of Momentum
 ASIA, Inc. and
 Momentum Internet,
 Inc.                    5,130,000          5,130      5,347,265     (70,000)        41,761           -             -     5,324,156

Currency translation
 adjustment                     -              -              -           -          (2,967)          -             -        (2,967)

Net income for
 the year ended
 December 31, 1998              -              -              -           -              -            -        769,320      769,320
                       -----------   ------------   ------------   ---------   ------------   ----------  ------------  ------------
Balance,
December 31, 1998       20,930,000   $     20,930   $  8,923,394   $ (70,000)  $     38,794   $  (40,000) $ (2,744,964) $ 6,128,154


Purchase of
 ASIA4Sale.com, Ltd.
 (unaudited)               100,000            100        249,900         -              -            -             -        250,000

Purchase of Online
 Investors Advantage,
 Inc. (unaudited)        1,000,000          1,000      2,499,000         -              -            -             -      2,500,000

Exercise of stock
 option at $2.00
 per share (unaudited)      25,000             25         49,975         -              -            -             -         50,000

Amortization of
 deferred compensation         -              -              -           -              -         10,000           -         10,000

Proceeds from the sale
 of the Company's
 common stock by
 a Subsidiary
 (unaudited)                   -              -          421,317      32,200            -            -             -        453,517

Currency translation
 adjustment (unaudited)        -              -              -           -           11,302          -             -         11,302

Net income for the
 nine months
 ended September 30, 1999
 (unaudited)                   -              -              -           -              -            -       1,838,515    1,838,515
                       -----------   ------------   ------------   ---------   ------------   ----------  ------------  ------------

Balance,
September 30, 1999
 (unaudited)            22,055,000   $     22,055   $ 12,143,586   $ (37,800)  $     50,096   $  (30,000) $   (906,449) $11,241,488
                       ===========   ============   ============   =========   ============   ==========  ============  ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                                1999             1998
                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                        $   1,827,213  $    (231,514)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                484,051           9,617
     Allowance for bad debts                                      125,000             -
     Unrealized gain on marketable securities                     (83,254)            -
     Loss on equity investment                                     31,990             -
     Realized gain of marketable securities                      (423,260)            -
     Loss on write off of assets                                      -           135,644
     Currency translation adjustment                              (11,302)            -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                  (321,657)            -
     (Increase) decrease in inventory                              34,322             -
     (Increase) decrease in receivable - related party            734,265             -
     (Increase) decrease in prepaid expenses                     (117,940)            -
     Increase (decrease) in accounts payable
      and accrued expenses                                        340,995          13,224
     Increase (decrease) in income taxes payable                  749,150             -
                                                            -------------   -------------

       Net Cash Provided by Operating Activities                3,369,573         (73,029)
                                                            -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of marketable securities                                1,302,070             -
   Purchase of marketable securities                             (424,189)            -
   Purchases of property and equipment                           (352,791)            -
                                                            -------------   -------------

       Net Cash Used in Investing Activities                      525,090             -
                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash from purchase of subsidiaries                             211,757             -
   Sale of the Company's common stock by a subsidiary             453,517             -
   Proceeds from exercise of stock options                         50,000             -
                                                            -------------   -------------

     Net Cash Provided by Financing Activities                    715,274             -
                                                            -------------   -------------

NET INCREASE (DECREASE) IN CASH                                 4,609,937         (73,029)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  517,781          73,029
                                                            -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   5,127,718   $         -
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

          b. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The detail of cash and cash equivalents is as follows:
                                                                 September 30,
                                                                     1999
                                                                 -------------
          Demand Deposits:
               U.S.                                              $     592,721
               Foreign                                               1,545,916
                                                                 -------------
                                                                     2,138,637
          Money Market Funds:
               U.S.                                              $   2,988,676
               Foreign                                                     -
                                                                 -------------
                                                                     2,988,676
          Certificates of Deposit:
               U.S.                                              $         -
               Foreign                                                     -
                                                                 -------------
                                                                           -
          Cash on Hand:
               U.S.                                              $         -
               Foreign                                                     405
                                                                 -------------
                                                                           405

          TOTAL                                                      5,127,718
                                                                 =============
          c. Inventory

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

          Marketable equity securities at September 30, 1999 and December 31, 1998 were $573,941 and $786,588 respectively, and have been included in current assets.

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


                                                 For the Three Months Ended         For the Nine Months Ended
                                                       September 30, 1999                 September 30, 1999
                                                -----------------------------------------------------------------
                                                  1999             1998              1999             1998
                                                ---------------  ----------------  ---------------  ------
              Basic EPS Computation

              Numerator                         $       778,586  $         (3,206) $     1,827,213  $     (231,514)
                                                ---------------  ----------------  ---------------  --------------
              Denominator:
                Weighted common shares
                 outstanding                         22,055,000        15,800,000       21,675,734      15,800,000
                                                ---------------  ----------------  ---------------  --------------

              Basic EPS                         $          0.04  $          (0.00) $          0.11  $        (0.01)
                                                ===============  ================  ===============  ==============

              Diluted EPS Computation

              Numerator                         $     1,300,334  $         (3,206) $     2,870,709  $     (231,514)
                                                ---------------  ----------------  ---------------  --------------

              Denominator:
                Weighted common shares
                  outstanding                        22,055,000        15,800,000       21,675,834      15,800,000
                Employee options                         75,000           100,000           75,000         100,000
                Contingent purchase shares            5,000,000            -             5,000,000          -
                                                ---------------  ----------------  ---------------  --------------

                Total Shares                         27,130,000        15,900,000       26,750,834      15,900,000
                                                ---------------  ----------------  ---------------  --------------

              Diluted EPS                       $          0.03  $          (0.00) $          0.09  $        (0.01)
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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          t. Prepaid Expenses and Deferred Revenues

          The Company capitalizes costs incurred in preparing for its seminars. These costs include education materials and meeting site costs. The advance fees the Company receives are also deferred until the seminar is completed. At the end of the seminar, the fees are recognized as revenues and the costs are expensed. The detail of the capitalized prepaid expenses are summarized as follows:

                                                            September 30,
                                                               1999
                                                            -------------
                    Travel                                  $     127,088
                    Postage                                        64,296
                    Instructor salary                              27,000
                    Marketing commissions                          26,525
                    Other                                           8,401
                                                            -------------

                         Total                              $     253,310
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

NOTE 5 -  INCOME TAXES

          For the nine months ended September 30, 1999 and the year ended December 31, 1998, income taxes were as follows:

                                                              For the
                                                             Nine Months      For the
                                                               Ended         Year Ended
                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)

              Net income earned in the U.S. -
               subject to tax                               $   2,916,307   $         -
              Net income earned in the Philippines -
               subject to tax                                      89,500             -
              Net income (loss) not subject to taxation
               jurisdictions                                      104,581         769,320
                                                            -------------   -------------

                   Income Before Taxes                      $   3,103,388   $     769,320
                                                            =============   =============

              Tax liability assumed                         $     340,707   $         -
              Income tax expense                                1,283,175             -
              Income tax paid                                    (861,882)            -
                                                            -------------   -------------

                   Net Tax Due                              $     762,000   $         -
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

          b. Officer Compensation

          The Company's president is compensated for his services under a consulting contract with a company which he controls. The contract provides for $10,000 per month in consulting fees. Other officers of the Company were paid a total of $70,060 in consulting fees in addition to their base salaries for the nine months ended September 30, 1999.

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

                         For the                                      Online
                         Nine Months                                  Investors
                          Ended            Momentum     Momentum       Advantage,   Asia4sale      Corporate
                         September 30,  Asia, Inc.    Internet, Inc.  Inc.          .com Ltd.      Unallocated    Total
                      ----------------  ------------  -------------- -------------  -----------  --------------   ------------
Net sales             1999              $  1,345,166  $  1,930,485   $  14,556,225  $    -       $       -        $ 17,831,876
                      1998                    -             -               -            -               19,072         19,072
Operating income
 (loss) applicable
 to industry segment  1999                    34,993       649,306       2,908,893   (47,686)        (1,052,742)     2,492,764
                      1998                    -             -               -            -              (95,870)       (95,870)

General corporate
 expenses not
 allocated to industry
 segments             1999                    -             -               -            -            1,052,742      1,052,742
                      1998                    -             -               -            -               69,016         69,016

Other income
 (expenses) including
interest and gain
on sale of securities 1999                   586,945         7,865          22,814       -               -             617,624
                      1998                    -             -               -            -             (135,644)      (135,644)

Operating assets      1999                 4,223,754     1,163,092       3,768,942      17,659        3,993,736     13,167,183
                      1998                 3,486,547       350,923          -            -            2,890,697      6,728,167


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 11 - MARKETABLE EQUITY SECURITIES

     The following is a summary of the Company's activity in marketable securities for the nine months ended September 30, 1999:


                     Beginning                                                                               Ending
                     Balance                                                 Realized                        Balance
                      Dec. 31,                                                 Gain          Unrealized      Sept. 30,
                       1998         Transfer     Purchases         Sales      (Loss)            Gain         1999
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------
     Marketable
     Securities

     Titan                 -         35,760          -           (21,816)      ( 9,318)           -           4,626
     Chequemate        774,723          -            -          (636,191)      (35,132)           -         103,400
     Other              11,865          -          424,189       (52,366)       (1,027)        83,254       465,915
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------
     Total             786,588        35,760       424,189      (710,373)      (45,477)        83,254       573,941
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------

     Restricted
     Common Stock

     Laraca            289,110           -           -          (591,697)     468,737             -         166,150
     Titan              35,760       (35,760)        -               -            -               -             -
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

     Total             324,870       (35,760)        -          (591,697)     468,737             -         166,150
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

                                                                             $423,260       $  83,254
                                                                             ===========    ===========

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
                                                              =================

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 13 - PURCHASE OF SUBSIDIARIES

          A summary of the purchase of Asia4sale and Online Investors Advantage, Inc. is as follows:



                                                   Finders
                                     Total          Shares        Asia4sale       Online
                                   ------------   -----------    ----------     ----------
          Goodwill                 $ 3,391,417    $   375,000    $  265,000     $2,751,417
                                   ============
          Current assets                                  -             -          339,757
          Property and equipment                          -             -           94,777
          Current liabilities                             -             -         (285,951)
                                                  -----------    ----------     ----------

               Total Purchase Price               $   375,000    $  265,000     $2,900,000
                                                  ===========    ==========     ==========

          Cash                                    $       -      $   15,000     $  400,000
          Common stock (at $2.50 per share)           375,000       250,000      2,500,000
                                                  ------------   ----------     ----------

                   Total Purchase Price           $   375,000    $  265,000     $2,900,000
                                                  ===========    ==========     ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 1999 and December 31, 1998
----------------------------------------

Changes in Financial Condition
------------------------------

     On March 25, 1999 the Company acquired Asia4sale by issuing restricted common stock of the Company for virtually all of the stock of Asia4sale and $15,000 cash. Additionally, on March 31, 1999 the Company acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. These acquisitions were accounted for as purchases. The acquisition of OIA has made a substantial, positive contribution to the financial condition of the Company through September 30, 1999. The balance of current assets at September 30, 1999 was $7,067,183 compared to a balance of $2,261,618 at December 31,1998. The balances of current liabilities are $1,925,695 and $600,013 for the same periods respectively. The resulting current ratio at September 30, 1999 is 3.7:1. The current ratio at December 31, 1998 was 3.8:1.

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

     Current assets at September 30, 1999 also increased due to the increase of prepaid expenses from $7,370 to $253,310, an increase of $245,940, or 3,337%. Additionally, accounts receivable increased $196,657 or 22%, from $899,879 at December 31, 1998, to $1,096,536 at September 30, 1999. The balance of accounts receivable at September 30, 1999 includes the contract receivable balance of $824,398 representing service contracts receivable for web sight development and ongoing support. The remaining balance of trade receivables of $272,138 is shown net of allowance for doubtful accounts of $161,320.

     The balance of current liabilities at September 30, 1999 is $1,925,695 and at December 31, 1998 is $600,013. The increase of $1,325,682, or 221%, is due primarily to the income taxes payable at September 30, 1999 of $762,000.
Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company and Asia4sale is a Hong Kong company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. There were no income taxes payable at December 31, 1998. Also, accounts payable and accrued expenses increased by $563,682 or 94% related to the balances of Online Investors.

     The balance of equipment increased from $503,779 to $806,144, an increase of $302,365, or 60% from December 31, 1998 to September 30, 1999. The increase is due primarily to the addition of office equipment of approximately $175,000 by OIA. Depreciation expense on all equipment for the nine-month period is $134,645.

     Other assets increased $1,331,086, or 34% from $3,962,770 at December 31, 1998 to $5,293,856 at September 30, 1999. The increase is due primarily to the addition of $2,256,061 of goodwill, (net) resulting from the acquisitions of OIA and Asia4sale. Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA and Asia4sale. The increase of other assets attributable to goodwill was offset by the net decrease in a receivable from related party of $734,265 resulting from the collection of that balance.

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

     Sales for the three months ended September 30, 1999 were $7,932,685. The Company had no sales during the same period in 1998. The sales attributable to OIA for this period were $6,598,868. Cost of goods sold for the Company for the three months ended September 30, 1999 was $5,715,285 or 72% of sales, resulting in gross profit of $2,217,400 or 28% of sales

     During the three months ended September 30, 1999, OIA expanded its operations to Australia, New Zealand, and Canada. The sales attributable to these new markets were $1,269,832.

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

For the nine months ended September 30, 1999 and September 30, 1998
-------------------------------------------------------------------

     Sales for the nine months ended September 30, 1999 were $17,831,876 as compared to $19,072 for the nine months ended 1998, an increase of $17,812,804. The 1999 sales attributable to OIA were $14,586,003. Cost of goods sold for the Company for 1999 was $11,530,822, or 65% of sales, resulting in gross profit of $6,301,054, or 35% of sales. Cost of goods sold for the same period in 1998 was $45,926, or 241% of sales, resulting in a negative gross profit for that period of $26,854. The gross profit increased $6,863,198.

     Operating expenses include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 1999 includes depreciation of $134,645 and amortization of goodwill of $339,406 and amortization of deferred compensation of $10,000. For the nine months ended September 30, 1998 the Company reported depreciation expense of $9,617. General and administrative expenses were $3,039,179, or 17% of sales, for the same nine-month period in 1999 and $59,399, or 311% of sales, for the same period in 1998. Also, included in operating expenses during 1999 were consulting fees of $160,060 paid to Mr. Elder and Mr. Jardine for presentation services related to OIA and bad debt expense of $125,000.

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

                                             ZiaSun Technologies, Inc.


Dated: April 24, 2000                        /S/ D. Scott Elder
                                             -----------------------------------
                                             By: D. Scott Elder
                                             Its: Chief Executive Officer




Dated: April 24, 2000                        /S/ Allen D. Hardman
                                             -----------------------------------
                                             By: Allen D. Hardman
                                             Its: Vice President