Form 10KSB/A
period 1999-12-31
ZIASUN TECHNOLOGIES INC
filed 2000-04-24
CIK 1085705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DECEMBER 31, 1999 AND 1998
---------------------------

     Changes in Financial Condition
     ------------------------------

     On March 25, 1999, the Company acquired Asia4sale by issuing restricted common stock of the Company for virtually all of the stock of Asia4sale and $15,000 cash. On December 31, 1999, the Company sold Asis4sale for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd. On March 31, 1999, the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. These acquisitions were accounted for as purchases. The acquisition of OIA has made a substantial, positive contribution to the financial condition of the Company through year-end. The balance of current assets at December 31, 1999 was $13,497,043 compared to a balance of $2,261,618 at December 31,1998. The current liabilities balances are $4,230,620 and $600,013 for the same periods respectively. The resulting current ratio at December 31, 1999 is 3.2:1. The current ratio at December 31, 1998 was 3.8:1.

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

     Current assets at December 31, 1999 also increased due to the increase of prepaid expenses from $7,370 to $131,772, an increase of $124,402, or 1,688%. The increase in prepaid expenses is primarily due to the advance payments by OIA for costs such as newspaper, radio and television advertising for future seminars. Additionally, accounts receivable increased $254,414 or 28%, from

$899,879 at December 31, 1998, to  $1,154,293 at December 31, 1999.  The balance of accounts receivable at December 31, 1999 includes primarily OIA's fees for completed seminars which are in the process of being charged and collected by the Company's credit card processor totalling $744,000 and the trade receivables of MAI of approximately $323,000. The substantial portion of these balances was collected subsequent to year-end. The increases in current assets were offset somewhat by the decrease in marketable securities from $786,588 in 1998 to $540,234 in 1999, a decrease of $246,354 or 31%. This decrease is due primarily to the sale of Chequemate stock.

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

     Sales for the year ended December 31, 1999 were $27,220,240 compared to $760,529 for 1998 resulting in an increase of $26,459,711, or 3,479%. Cost of goods sold for the year was $17,274,957, or 63% of sales, resulting in gross profit of $9,945,283, or 37% of sales. Cost of sales for 1998 was $341,277, or 45% of sales resulting in a gross margin of $419,252, or 55% of sales.

     Operating expenses primarily include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the year ended December 31, 1999 includes depreciation of $205,263 and amortization of goodwill of $468,450 and deferred compensation amortization of $10,000. The Company recorded goodwill for the October, 1998 acquisitions of Momentum Asia and Momentum Internet and the March, 1999 acquisitions of
Asia4sale and OIA. For the year ended December 31, 1998, the Company had depreciation expense of $89,885. General and administrative expenses were $4,632,905 or 17% of sales for the twelve months ended December 31, 1999 and $492,936 or 65% of sales for the same period in 1998, resulting in an increase of $4,139,969 or 840%. The increase is due to the twelve months of operating expenses of MAI and MII and the operating expenses of OIA from April 1 to December 31, 1999.

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



Jones, Jensen & Company
Salt Lake City, Utah
March 25, 2000

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                 December 31,
                                                                    1999
                                                                 ------------
CURRENT ASSETS
   Cash and cash equivalents                                     $ 11,652,505
     Trade receivables, net (note 2):                               1,145,960
     Interest receivable                                                8,333
   Inventory (Note 2)                                                  18,239
   Marketable securities (Note 2)                                     540,234
   Prepaid expenses (Note 2)                                          131,772
                                                                 ------------

     Total Current Assets                                          13,497,043
                                                                 ------------

EQUIPMENT (Note 2)

   Printing equipment                                                 289,443
   Machinery and equipment                                            393,091
   Office equipment                                                   153,734
   Vehicles                                                            17,163
   Leasehold improvements                                             138,841
   Less: accumulated depreciation                                    (197,053)
                                                                 ------------

     Total Equipment                                                  795,219
                                                                 ------------

OTHER ASSETS

   Equity investment (Note 11)                                        254,195
   Goodwill - net                                                   4,667,623
   Receivables - related parties (Note 6)                              88,679
   Other assets (Note 3)                                              664,088
                                                                 ------------

     Total Other Assets                                             5,674,585
                                                                 ------------

     TOTAL ASSETS                                                $ 19,966,847
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
                                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 22,205,018 shares issued and outstanding                22,205
   Additional paid-in capital                                      12,504,547
   Treasury stock, 63,200 shares                                      (34,030)
   Other comprehensive income                                          54,230
   Deferred compensation                                              (30,000)
   Retained earnings                                                3,219,275
                                                                 ------------

     Total Stockholders' Equity                                    15,736,227
                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 19,966,847
                                                                 ============


   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                      For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
SALES, NET                                                       $ 27,220,240   $    760,529

COST OF GOODS SOLD                                                 17,274,957        341,277
                                                                 ------------   ------------

   Gross Margin                                                     9,945,283        419,252
                                                                 ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization expense                              683,713         89,885
   Bad debt expense                                                   132,586         18,160
   Consulting fees - related party (Note 6)                           190,060         20,000
   General and administrative                                       4,632,905        492,936
                                                                 ------------   ------------
     Total Operating Expenses                                       5,639,264        620,981
                                                                 ------------   ------------

     Gain (Loss) from Operations                                    4,306,019       (201,729)
                                                                 ------------   ------------

OTHER INCOME (EXPENSE)

   Loss on equity investment (Note 12)                                (49,356)      (165,449)
   Interest expense                                                   (22,299)           -
   Realized gain on marketable securities (Note 10)                   470,185        535,801
   Unrealized gain on marketable securities (Note 10)                 114,795        712,438
   Rental income                                                          -           17,379
   Interest and dividend income                                       111,749          6,524
   Loss on write off of assets                                         (6,340)      (135,644)
   Gain on sale of subsidiary (Note 1)                              4,778,596            -
   Management fees                                                     45,000            -
                                                                 ------------   ------------

     Total Other Income (Expense)                                   5,442,330        971,049
                                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   9,748,349        769,320
INCOME TAXES (Note 5)                                              (3,784,110)           -
                                                                 ------------   ------------

NET INCOME                                                          5,964,239        769,320
                                                                 ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment                             15,436         (2,967)
                                                                 ------------   ------------

NET COMPREHENSIVE INCOME                                         $  5,979,675   $    766,353
                                                                 ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      21,769,583     17,022,767
                                                                 ============   ============

BASIC INCOME PER SHARE                                           $       0.27   $       0.05
                                                                 ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             25,796,000     17,122,767
                                                                 ============   ============

FULLY DILUTED INCOME PER SHARE                                   $       0.23   $       0.04
                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                                   Other
                              Common Stock           Additional                   Compre-       Deferred
                       --------------------------    Paid-in         Treasury     hensive       Compen-       Retained
                          Shares     Amount          Capital          Stock       Income        sation        Earnings      Total
                       ------------  ------------  ------------   ------------  ------------  ------------  ------------  ----------
Balance,
December 31, 1997        15,800,000  $     15,800  $  3,576,129   $        -    $        -    $    (40,000) $ (3,514,284) $   37,645

Purchase of Momentum
ASIA, Inc. and
Momentum Internet, Inc.   5,130,000         5,130     5,347,265        (70,000)       41,761           -             -     5,324,156

Currency translation
adjustment                      -             -             -              -          (2,967)          -             -       (2,967)

Net income for the
year ended
December 31, 1998               -             -             -              -             -             -         769,320     769,320
                       ------------  ------------   -----------   ------------  ------------  ------------  ------------  ----------

Balance,
December 31, 1998        20,930,000        20,930     8,923,394        (70,000)       38,794       (40,000)   (2,744,964)  6,128,154

Purchase of
ASIA4Sale.com, Ltd.         100,000           100       249,900            -             -             -             -       250,000

Purchase of
Online Investors
Advantage, Inc.           1,150,000         1,150     2,873,850            -             -             -             -     2,875,000

Exercise of stock
option at $2.00
per share                    25,000            25        49,975            -             -             -             -        50,000

Amortization of
deferred compensation           -             -             -              -             -          10,000           -        10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                      -             -         407,428         35,970           -             -             -       443,398

Adjustment for
forward stock split              18           -             -              -             -             -             -          -

Currency translation
adjustment                      -             -             -              -          15,436           -             -        15,436

Net income for
the year ended
December 31, 1999               -             -             -              -             -             -       5,964,239   5,964,239
                       ------------  ------------  ------------   ------------  ------------  ------------  ------------  ----------

Balance,
December 31, 1999        22,205,018  $     22,205  $ 12,494,547   $    (34,030) $     54,230  $    (30,000) $  3,219,275 $15,736,227
                       ============  ============   ===========   ============  ============  ============  ============  ==========


   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                      For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $  5,964,239   $    769,320
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                    673,713         89,885
     Bad debt expense                                                 132,586         18,160
     Loss on equity investment                                         49,356        165,449
     Unrealized gain on marketable securities                        (114,795)      (712,438)
     Realized gain on marketable securities                          (470,185)      (535,801)
     Gain on sale of subsidiary                                    (4,778,596)           -
     Loss on write off of assets                                        6,340        135,644
     Currency translation adjustment                                  (15,436)         2,967
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      (387,000)      (564,890)
     (Increase) decrease in inventory                                  31,761        (22,409)
     (Increase) decrease in prepaids                                 (124,402)        (3,685)
     Payment of rental deposits                                       (26,647)           -
     Increase (decrease) in accounts payable and
      accrued expenses                                                332,842        (17,362)
     Increase (decrease) in taxes payable                           2,083,763            -
     Increase (decrease) in deferred income                            74,100            -
     (Increase) decrease in receivable - related party receivable     645,586            -
                                                                 ------------   ------------

       Net Cash Provided by (Used In) Operating Activities          4,087,225       (675,160)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of subsidiary                                               5,000,000            -
   Purchase of marketable securities                                 (445,446)           -
   Sale of marketable securities                                    1,435,237      1,248,239
   Purchases of property and equipment                               (405,813)      (301,625)
                                                                 ------------   ------------

       Net Cash Provided by Investing Activities                    5,583,978        946,614
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of the Company's common stock by a subsidiary                 443,398            -
   Proceeds from borrowings - related parties                         690,000            -
   Cash acquired in purchase of subsidiaries                          280,123        173,298
   Proceeds from exercise of stock options                             50,000            -
                                                                 ------------   ------------

       Net Cash Provided by Financing Activities                    1,463,521        173,298
                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    11,134,724        444,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        517,781         73,029
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 11,652,505   $    517,781
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

     b. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The detail of cash and cash equivalents is as follows:
                                                                  December 31,
                                                                 -------------
                                                                     1999
                                                                 -------------
          Demand Deposits:
               U.S.                                              $   5,283,311
               Foreign                                                 164,043
                                                                 -------------
                                                                     5,447,354
          Money Market Funds:
               U.S.                                              $   5,804,011
               Foreign                                                     -
                                                                 -------------
                                                                     5,804,011
          Certificates of Deposit:
               U.S.                                              $         -
               Foreign                                                 400,735
                                                                 -------------
                                                                       400,735
          Cash on Hand:
               U.S.                                              $         -
               Foreign                                                     405
                                                                 -------------
                                                                           405

          TOTAL                                                     11,652,505
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

     Marketable securities at December 31, 1999 were $540,234 have been included in current assets.

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

                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
              Basic EPS Computation
              ---------------------

              Numerator                                          $  5,964,239   $    769,320
                                                                 ------------   ------------
              Denominator:
                Weighted common shares outstanding                 21,769,583     17,022,767
                                                                 ------------   ------------

              Basic EPS                                          $       0.27   $       0.05
                                                                 ============   ============

              Diluted EPS Computation
              -----------------------

              Numerator                                          $  5,964,239   $    769,320
                                                                 ------------   ------------
              Denominator:
                Weighted common shares outstanding                 21,769,583     17,022,767
                Employee options                                       75,000        100,000
                Purchase of subsidiaries (contingent)               3,847,917            -
                Convertible debt                                      103,500            -
                                                                 ------------   ------------

                Total Shares                                       25,796,000     17,122,767
                                                                 ------------   ------------

              Diluted EPS                                        $       0.23   $       0.04
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

     o. Change in Accounting Principle

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

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

     t. Prepaid Expenses and Deferred Revenues

     The Company capitalizes costs incurred in preparing for its seminars. These costs include education materials and meeting site costs. The advance fees the Company receives are also deferred until the seminar is completed. At the end of the seminar, the fees are recognized as revenues and the costs are expensed. The detail of these capitalized prepaid expenses are summarized as follows:

                                                                 December 31,
                                                                    1999
                                                                 ------------
          Travel                                                 $      5,854
          Postage                                                      43,436
          Instructor salary                                             3,675
          Meeting costs                                                 9,067
          Prepaid insurance                                            54,750
          Prepaid rent                                                 11,859
          Other                                                         3,131
                                                                 ------------
          Total                                                  $    131,772

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

     Certain financial information concerning the Company's operations in different industries is as follows:

                                                                                  Online
                                    For the                                      Investors
                                   Years Ended     Momentum      Momentum        Advantage     Asia4sale    Corporate
                                   December 31,   Asia, Inc.   Internet, Inc.       Inc.       .com, Ltd    Unallocated     Total
                                   ------------  ------------  --------------   ------------  ------------  ------------   ---------
     Net sales                     1999          $  1,791,528  $    1,739,960    $23,562,420  $     69,162  $     57,170 $27,220,240
                                   1998               312,195         448,334            -             -             -       760,529

     Operating income (loss)
      applicable to industry
      segment                      1999              (128,400)       (482,428)     6,061,066        62,097    (1,206,316)  4,306,019
                                   1998              (196,883)        148,306            -             -        (153,152)  (201,729)

     General corporate
      expenses not allocated
      to industry segment          1999                   -               -              -             -       1,206,316   1,206,316
                                   1998                   -               -              -             -         153,152     153,152

     Other income
      (expenses) including
      interest and gain
      on sale of securities        1999               682,215          12,217         37,350        67,654     4,642,894   5,442,330
                                   1998             1,106,693             -              -             -        (135,644)    971,049

     Operating assets              1999             4,314,785         638,464      5,084,881        59,740     9,868,977  19,966,847



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
                                                                 ==============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 12 - PURCHASE OF SUBSIDIARIES

     A summary of the purchase of Asia4sale and Online Investors Advantage, Inc. is as follows:

                                                  Finders
                                   Total          Shares         Asia4sale      Online
                                   -----------    -----------    ------------   -----------
     Goodwill                      $ 3,391,417    $  375,000     $    265,000   $ 2,751,417
     Current assets                ===========           -                -         339,757
     Property and equipment                              -                -          94,777
     Current liabilities                                 -                -        (285,951)
                                                  -----------    ------------   ------------

          Total Purchase Price                    $  375,000     $    265,000   $ 2,900,000
                                                  ===========    ============   ============

     Cash                                         $      -       $     15,000   $   400,000
     Common stock (at $2.50 per share)               375,000          250,000     2,500,000
                                                  -----------    ------------   ------------

          Total Purchase Price                    $  375,000     $    265,000   $ 2,900,000
                                                  ===========    ============   ============

     These purchases were valued at the trading price of the of the Ziasun shares at the date of acquisition.

     The accompanying proforma statement of operations has been prepared as though Online was acquired on January 1, 1999. The summarized statement of operations of the Company includes the operations of Online from April 1, 1999 through December 31, 1999. The summarized statements of operations of Online for the three months ended March 31, 1999 is included below as a proforma adjustment. The summarized statement of operations from April 1, 1999 through December 31, 1999 is eliminated below as a proforma adjustment because it was sold as of December 31, 1999.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 12 - PURCHASE OF SUBSIDIARIES (Continued)

                                    Ziasun                                       Proforma
                                   Technologies                                 Adjustments
                                   Inc. and                                      Increase        Proforma
                                   Subsidiaries    Online        Asia4Sale       (Decrease)    Consolidated
                                   ------------  ------------  --------------   ------------   ------------
     REVENUES                      $ 27,220,240  $  4,701,227  $       (1,242)  $        -     $ 31,920,225

     COST OF SALES                   17,274,957     3,754,850             -              -       21,029,807
                                   ------------  ------------  --------------   ------------   ------------

     GROSS PROFIT                     9,945,283       946,377          (1,242)           -       10,890,418
                                   ------------  ------------  --------------   ------------   ------------

     OPERATING EXPENSE

     Depreciation and amortization      683,713         6,133         (28,283)        74,512        736,075
     General and administrative       4,955,551       302,600         (73,063)           -        5,185,088
                                   ------------  ------------  --------------   ------------   ------------

     Total Operating Expenses         5,639,264       308,733        (101,346)        74,512      5,921,163
                                   ------------  ------------  --------------   ------------   ------------

     OPERATING INCOME (LOSS)          4,306,019       637,644         100,104        (74,512)     4,969,255
                                   ------------  ------------  --------------   ------------   ------------

     OTHER INCOME

     Loss on equity investment          (49,356)          -               -              -          (49,356)
     Gain on marketable securities      584,980           -               -              -          584,980
     Gain on sale of security         4,778,596           -               -              -        4,778,596
     Other income (expense)             128,110         3,022            (677)           -          130,455
                                   ------------  ------------  --------------   ------------   ------------

     Total Other Income               5,442,330         3,022            (677)           -        5,444,675
                                   ------------  ------------  --------------   ------------   ------------

     INCOME BEFORE INCOME  TAXES      9,748,349       640,666          99,427        (74,512)    10,413,930

     INCOME TAXES                    (3,784,110)     (176,800)            -              -       (3,960,910)
                                   ------------  ------------  --------------   ------------   ------------

     NET INCOME                    $  5,964,239  $    463,866  $      99,427    $    (74,512)  $  6,453,020
                                   ============  ============  ==============   ============   ============

     The proforma financial statements are prepared to include the amortization of goodwill from January 1, 1999 to March 31, 1999.

     Amortization expense                                                       $     74,512
     Accumulated amortization - goodwill                                             (74,512)
                                                                                ------------
                                                                                $        -
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

                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation



Dated: April 24, 2000                             /S/ Allen D. Hardman
                                                  ------------------------------
                                                  By: Allen D. Hardman
                                                  Its: President and CEO and
                                                  Principal Accounting Officer