Form 10QSB/A
period 1999-09-30
ZIASUN TECHNOLOGIES INC
filed 2000-05-10
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-4

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


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the Three Months Ended        For the Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------------------------------------------------
                                                  1999              1998               1999              1998
                                             ----------------  ---------------   ---------------  ----------------
SALES, NET                                   $      7,932,685  $       -         $    17,831,876  $         19,072

COST OF GOODS SOLD                                  5,715,285          -              11,530,822            45,926
                                             ----------------  ---------------   ---------------  ----------------

   Gross Margin                                     2,217,400          -               6,301,054           (26,854)
                                             ----------------  ---------------   ---------------  ----------------

OPERATING EXPENSES

   Depreciation and amortization                      166,570            3,206           484,051             9,617
   Bad debt expense                                    25,000          -                 125,000             -
   General and administrative                         925,097          -               3,027,877            59,399
   Consulting fees - related parties (Note 6)          48,420          -                 160,060             -
                                             ----------------  ---------------   ---------------  ----------------

     Total Operating Expenses                       1,165,087            3,206         3,796,988            69,016
                                             ----------------  ---------------   ---------------  ----------------

     Income (Loss) from Operations                  1,052,313           (3,206)        2,504,066           (95,870)
                                             ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSE)

   Loss on equity investment                          (30,230)         -                 (31,990)            -
   Unrealized gains on marketable
    securities                                         83,254          -                  83,254             -
   Realized gain on marketable securities              23,417          -                 423,260             -
   Rental income                                        6,856          -                  78,277             -
   Interest income                                     30,127          -                  64,823             -
   Gain (loss) on write off of assets                   -              -                   -              (135,644)
                                             ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                     113,424          -                 617,624          (135,644)
                                             ----------------  ---------------   ---------------  ----------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                              1,165,737           (3,206)        3,121,690          (231,514)

INCOME (TAXES) BENEFIT                               (387,151)         -              (1,283,175)            -
                                             ----------------  ---------------   ---------------  ----------------

NET INCOME (LOSS)                                     778,586           (3,206)        1,827,213          (231,514)
                                             ----------------  ---------------   ---------------  ----------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Currency translation adjustment                      7,534          -                  11,302             -
                                             ----------------  ---------------   ---------------  ----------------

NET COMPREHENSIVE INCOME (LOSS)              $        786,120  $        (3,206)  $     1,849,817  $       (231,514)
                                             ================  ===============   ===============  ================


The accompanying notes are an integral part of these consolidated financial statements.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)


                                               For the Three Months Ended        For the Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------------------------------------------------
                                                  1999              1998               1999              1998
                                             ----------------  ---------------   ---------------  ----------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                22,055,000       15,800,000        21,675,834        15,800,000
                                             ================  ===============   ===============  ================

BASIC EARNINGS PER SHARE                     $           0.04  $         (0.00)  $          0.08  $          (0.01)
                                             ================  ===============   ===============  ================

FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       27,130,000       15,900,000        26,750,834        15,900,000
                                             ================  ===============   ===============  ================

FULLY DILUTED EARNINGS PER SHARE             $           0.03  $         (0.00)  $          0.07  $          (0.01)
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


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                    September 30,
                                                            -----------------------------
                                                                1999             1998
                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                        $   1,838,515  $    (231,514)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                484,051           9,617
     Allowance for bad debts                                      125,000             -
     Unrealized gain on marketable securities                     (83,254)            -
     Loss on equity investment                                     31,990             -
     Realized gain of marketable securities                      (423,260)            -
     Loss on write off of assets                                      -           135,644
     Currency translation adjustment                              (11,302)            -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                  (321,657)            -
     (Increase) decrease in inventory                              34,322             -
     (Increase) decrease in receivable - related party            734,265             -
     (Increase) decrease in prepaid expenses                     (117,940)            -
     Increase (decrease) in accounts payable
      and accrued expenses                                        340,995          13,224
     Increase (decrease) in income taxes payable                  749,150             -
                                                            -------------   -------------

       Net Cash Provided by Operating Activities                3,380,875         (73,029)
                                                            -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of marketable securities                                1,302,070             -
   Purchase of marketable securities                             (424,189)            -
   Purchases of property and equipment                           (352,791)            -
                                                            -------------   -------------

       Net Cash Used in Investing Activities                      525,090             -
                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash from purchase of subsidiaries                             200,455             -
   Sale of the Company's common stock by a subsidiary             453,517             -
   Proceeds from exercise of stock options                         50,000             -
                                                            -------------   -------------

     Net Cash Provided by Financing Activities                    703,972             -
                                                            -------------   -------------

NET INCREASE (DECREASE) IN CASH                                 4,609,937         (73,029)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  517,781          73,029
                                                            -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   5,127,718   $         -
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
                                                                     1999
                                                                 -------------
          Demand Deposits:
               U.S.                                              $     592,721
               Foreign                                               1,545,916
                                                                 -------------
                                                                     2,138,637
                                                                 -------------
          Money Market Funds:
               U.S.                                              $   2,988,676
               Foreign                                                     -
                                                                 -------------
                                                                     2,988,676
          Certificates of Deposit:
               U.S.                                              $         -
               Foreign                                                     -
                                                                 -------------
                                                                           -
          Cash on Hand:
               U.S.                                              $         -
               Foreign                                                     405
                                                                 -------------
                                                                           405

          TOTAL                                                      5,127,718
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


                                                 For the Three Months Ended         For the Nine Months Ended
                                                       September 30, 1999                 September 30, 1999
                                                -----------------------------------------------------------------
                                                  1999             1998              1999             1998
                                                ---------------  ----------------  ---------------  ------
              Basic EPS Computation

              Numerator                         $       778,586  $         (3,206) $     1,838,515  $     (231,514)
                                                ---------------  ----------------  ---------------  --------------
              Denominator:
                Weighted common shares
                 outstanding                         22,055,000        15,800,000       21,675,734      15,800,000
                                                ---------------  ----------------  ---------------  --------------

              Basic EPS                         $          0.04  $          (0.00) $          0.08  $        (0.01)
                                                ===============  ================  ===============  ==============

              Diluted EPS Computation

              Numerator                         $       778,586  $         (3,206) $     1,838,515  $     (231,514)
                                                ---------------  ----------------  ---------------  --------------

              Denominator:
                Weighted common shares
                  outstanding                        22,055,000        15,800,000       21,675,834      15,800,000
                Employee options                         75,000           100,000           75,000         100,000
                Contingent purchase shares            5,000,000            -             5,000,000          -
                                                ---------------  ----------------  ---------------  --------------

                Total Shares                         27,130,000        15,900,000       26,750,834      15,900,000
                                                ---------------  ----------------  ---------------  --------------

              Diluted EPS                       $          0.03  $          (0.00) $          0.07  $        (0.01)
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

NOTE 5 -  INCOME TAXES

          For the nine months ended September 30, 1999 and the year ended December 31, 1998, income taxes were as follows:

                                                              For the
                                                             Nine Months      For the
                                                               Ended         Year Ended
                                                            September 30,    December 31,
                                                                1999            1998
                                                            -------------   -------------
                                                             (Unaudited)

              Net income earned in the U.S. -
               subject to tax                               $   2,916,307   $         -
              Net income earned in the Philippines -
               subject to tax                                      89,500             -
              Net income (loss) not subject to taxation
               jurisdictions                                      115,883         769,320
                                                            -------------   -------------

                   Income Before Taxes                      $   3,121,690   $     769,320
                                                            =============   =============

              Tax liability assumed                         $     340,707   $         -
              Income tax expense                                1,283,175             -
              Income tax paid                                    (861,882)            -
                                                            -------------   -------------

                   Net Tax Due                              $     762,000   $         -
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

                         For the                                      Online
                         Nine Months                                  Investors
                          Ended            Momentum     Momentum       Advantage,   Asia4sale      Corporate
                         September 30,  Asia, Inc.    Internet, Inc.  Inc.          .com Ltd.      Unallocated    Total
                      ----------------  ------------  -------------- -------------  -----------  --------------   ------------
Net sales             1999              $  1,345,166  $  1,930,485   $  14,556,225  $    -       $       -        $ 17,831,876
                      1998                    -             -               -            -               19,072         19,072
Operating income
 (loss) applicable
 to industry segment  1999                    34,993       649,306       2,908,893   (47,686)        (1,041,440)     2,504,066
                      1998                    -             -               -            -              (95,870)       (95,870)

General corporate
 expenses not
 allocated to industry
 segments             1999                    -             -               -            -            1,041,440      1,041,440
                      1998                    -             -               -            -               69,016         69,016

Other income
 (expenses) including
interest and gain
on sale of securities 1999                   586,945         7,865          22,814       -               -             617,624
                      1998                    -             -               -            -             (135,644)      (135,644)

Operating assets      1999                 4,223,754     1,163,092       3,768,942      17,659        3,993,736     13,167,183
                      1998                 3,486,547       350,923          -            -            2,890,697      6,728,167


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 1999 and 1998


NOTE 11 - MARKETABLE EQUITY SECURITIES

     The following is a summary of the Company's activity in marketable securities for the nine months ended September 30, 1999:


                     Beginning                                                                               Ending
                     Balance                                                 Realized                        Balance
                      Dec. 31,                                                 Gain          Unrealized      Sept. 30,
                       1998         Transfer     Purchases         Sales      (Loss)            Gain         1999
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------
     Marketable
     Securities

     Titan          $      -       $ 35,760      $   -         $ (21,816)    $ ( 9,318)     $     -       $   4,626
     Chequemate        774,723          -            -          (636,191)      (35,132)           -         103,400
     Other              11,865          -          424,189       (52,366)       (1,027)        83,254       465,915
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------
     Total             786,588        35,760       424,189      (710,373)      (45,477)        83,254       573,941
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------

     Restricted
     Common Stock

     Laraca            289,110           -           -          (591,697)     468,737             -         166,150
     Titan              35,760       (35,760)        -               -            -               -             -
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

     Total          $  324,870     $ (35,760)    $   -         $(591,697)     468,737             -       $ 166,150
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

                                                                             $423,260       $  83,254
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

                                             ZiaSun Technologies, Inc.


Dated: May 10, 2000                          /S/ Allen D. Hardman
                                             -----------------------------------
                                             By:  Allen D. Hardman
                                             Its: President & CEO