Form 10KSB/A
period 1999-12-31
ZIASUN TECHNOLOGIES INC
filed 2000-05-10
CIK 1085705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                                   Other
                              Common Stock           Additional                   Compre-       Deferred
                       --------------------------    Paid-in         Treasury     hensive       Compen-       Retained
                          Shares     Amount          Capital          Stock       Income        sation        Earnings      Total
                       ------------  ------------  ------------   ------------  ------------  ------------  ------------  ----------
Balance,
December 31, 1997        15,800,000  $     15,800  $  3,576,129   $        -    $        -    $    (40,000) $ (3,514,284) $   37,645

Purchase of Momentum
ASIA, Inc. and
Momentum Internet, Inc.   5,130,000         5,130     5,347,265        (70,000)       41,761           -             -     5,324,156

Currency translation
adjustment                      -             -             -              -          (2,967)          -             -       (2,967)

Net income for the
year ended
December 31, 1998               -             -             -              -             -             -         769,320     769,320
                       ------------  ------------   -----------   ------------  ------------  ------------  ------------  ----------

Balance,
December 31, 1998        20,930,000        20,930     8,923,394        (70,000)       38,794       (40,000)   (2,744,964)  6,128,154

Purchase of
ASIA4Sale.com, Ltd.         100,000           100       249,900            -             -             -             -       250,000

Purchase of
Online Investors
Advantage, Inc.           1,150,000         1,150     2,873,850            -             -             -             -     2,875,000

Exercise of stock
option at $2.00
per share                    25,000            25        49,975            -             -             -             -        50,000

Amortization of
deferred compensation           -             -             -              -             -          10,000           -        10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                      -             -         407,428         35,970           -             -             -       443,398

Adjustment for
forward stock split              18           -             -              -             -             -             -          -

Currency translation
adjustment                      -             -             -              -          15,436           -             -        15,436

Net income for
the year ended
December 31, 1999               -             -             -              -             -             -       5,964,239   5,964,239
                       ------------  ------------  ------------   ------------  ------------  ------------  ------------  ----------

Balance,
December 31, 1999        22,205,018  $     22,205  $ 12,504,547   $    (34,030) $     54,230  $    (30,000) $  3,219,275 $15,736,227
                       ============  ============   ===========   ============  ============  ============  ============  ==========


   The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                      For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $  5,964,239   $    769,320
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                    683,713         89,885
     Bad debt expense                                                 132,586         18,160
     Loss on equity investment                                         49,356        165,449
     Unrealized gain on marketable securities                        (114,795)      (712,438)
     Realized gain on marketable securities                          (470,185)      (535,801)
     Gain on sale of subsidiary                                    (4,778,596)           -
     Loss on write off of assets                                        6,340        135,644
     Currency translation adjustment                                  (15,436)         2,967
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      (387,000)      (564,890)
     (Increase) decrease in inventory                                  31,761        (22,409)
     (Increase) decrease in prepaids                                 (124,402)        (3,685)
     Purchase of marketable securities                               (445,446)           -
     Sale of marketable securities                                  1,435,237      1,248,239
     Payment of rental deposits                                       (26,647)           -
     Increase (decrease) in accounts payable and
      accrued expenses                                                332,842        (17,362)
     Increase (decrease) in taxes payable                           2,083,763            -
     Increase (decrease) in deferred income                            74,100            -
     (Increase) decrease in receivable - related party receivable     645,586            -
                                                                 ------------   ------------

       Net Cash Provided by (Used In) Operating Activities          5,077,016       (573,079)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of subsidiary                                               5,000,000            -
   Purchases of property and equipment                               (405,813)      (301,625)
                                                                 ------------   ------------

       Net Cash Provided by Investing Activities                    4,594,187       (301,625)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of the Company's common stock by a subsidiary                 443,398            -
   Proceeds from borrowings - related parties                         690,000            -
   Cash acquired in purchase of subsidiaries                          280,123        173,298
   Proceeds from exercise of stock options                             50,000            -
                                                                 ------------   ------------

       Net Cash Provided by Financing Activities                    1,463,521        173,298
                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    11,134,724        444,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        517,781         73,029
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 11,652,505   $    517,781
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

     b. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The detail of cash and cash equivalents is as follows:
                                                                  December 31,
                                                                 -------------
                                                                     1999
                                                                 -------------
          Demand Deposits:
               U.S.                                              $   5,283,311
               Foreign                                                 164,043
                                                                 -------------
                                                                     5,447,354
                                                                 -------------
          Money Market Funds:
               U.S.                                                  5,804,011
               Foreign                                                     -
                                                                 -------------
                                                                     5,804,011
                                                                 -------------
          Certificates of Deposit:
               U.S.                                                        -
               Foreign                                                 400,735
                                                                 -------------
                                                                       400,735
                                                                 -------------
          Cash on Hand:
               U.S.                                                        -
               Foreign                                                     405
                                                                 -------------
                                                                           405
                                                                 -------------

          TOTAL                                                  $  11,652,505
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

     Marketable securities at December 31, 1999 were $540,234 and have been included in current assets.

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

NOTE 10 - MARKETABLE SECURITIES

     The following is a summary of the Company's activity in marketable securities for the year ended December 31, 1999:


                     Beginning                                                                                Ending
                     Balance                                                 Realized        Unrealized       Balance
                      Dec. 31,                                                 Gain             Gain          Dec. 31,
                       1998         Transfer     Purchases         Sales      (Loss)           (Loss)         1999
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------
     Marketable
     Securities

     Titan                 -         35,760          2,105       (25,423)      (10,337)        (1,107)          998
     Chequemate        774,723          -              -        (688,588)      (46,843)        96,420       135,712
     Books a Million    11,865          -              -             -             -           (9,404)        2,461
     Compaq                -            -            9,488           -             -           (4,075)        5,413
     Lucent                -            -           15,718           -             -            5,282        21,000
     E-trade               -            -           12,303           -             -           (1,853)       10,450
     Dell                  -            -           11,010           -             -             (810)       10,200
     Microsoft             -            -            8,701           -             -            2,974        11,675
     AT&T                  -            -           18,355           -             -            1,970        20,325
     Citigroup             -            -           21,474           -             -            6,370        27,844
     Home Depot            -            -           20,701           -             -           10,237        30,938
     Johnson & Johnson     -            -           19,928           -             -           (1,278)       18,650
     Odwalla               -            -          147,984           -             -          (29,818)      118,166
     UAL                   -            -           20,195           -             -            3,074        23,269
     Genstar               -            -           55,686           -             -           15,564        71,250
     E-Group               -            -            4,132           -             -           (2,042)        2,090
     AOL                   -            -            4,386           -             -              166         4,552
     Loraca                -            -            4,616        (2,116)         (384)        23,125        25,241
     Harcourt              -            -            5,463       (13,562)        8,099            -             -
     Coms                  -            -            1,266          (713)         (553)           -             -
     Barnes & Noble        -            -            2,433        (1,793)         (640)           -             -
     Xnet                  -            -            9,157        (8,184)         (973)           -             -
     Barnes & Noble.com    -            -            3,983        (3,030)         (953)           -             -
     RH                    -            -           18,360       (27,614)        9,254            -             -
     Perot Systems         -            -           10,400       (20,904)       10,504            -             -
     Yahoo                 -            -           17,602       (18,310)          708            -             -

                    -----------    -----------   -----------   -----------   -----------    -----------   ------------
     Total             786,588        35,760       445,446      (810,237)      (32,118)        114,795       540,234
                    -----------    -----------   -----------   -----------   -----------    -----------   ------------

     Restricted
     Common Stock

     Laraca            289,110           -           -          (625,000)     502,303             -         166,413
     Titan              35,760       (35,760)        -               -            -               -             -
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

     Total             324,870       (35,760)        -          (625,000)     502,303             -         166,413
                    -----------    -----------   ----------    -----------   -----------    -----------   ------------

                                                                             $470,185       $ 114,795
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

     The accompanying proforma statement of operations has been prepared as though Online was acquired on January 1, 1999. The summarized statement of operations of the Company includes the operations of Online from April 1, 1999 through December 31, 1999. The summarized statements of operations of Online for the three months ended March 31, 1999 is included below as a proforma adjustment. The summarized statement of operations of Asia 4sale from April 1, 1999 through December 31, 1999 is eliminated below as a proforma adjustment because it was sold as of December 31, 1999.

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
                                                                                ============
     To  record  1 year  of  amortization  expense  based  on a  ten-year  life.
     ($2,980,467 x 3/120)

NOTE 13 SUBSEQUENT EVENT

In accordance with the terms of the acquisition agreement for OIA the former shareholders of OIA are to receive 1 share of the Company's common stock for each $0.50 of earnings before interest, income taxes, depreciation, and amortization for the year from April 1, 1999 through March 31, 2000. OIA's earnings as defined above were $10,910,076. Accordingly, the Company would owe 21,820,152 shares of its common stock at March 31, 2000. The value of the shares at March 31, 2000 was approximately $250,000,000. This value would be added to the goodwill on the balance sheet of the Company. The Company is attempting to renegotiate the terms of the transaction to issue less shares for additional cash consideration. However, no agreement has been reached at the date of this audit report.

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

                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation



Dated: May 10, 2000                               /S/ Allen D. Hardman
                                                  ------------------------------
                                                  By: Allen D. Hardman
                                                  Its: President and CEO and
                                                  Principal Accounting Officer