Form 10KSB/A
period 1999-12-31
ZIASUN TECHNOLOGIES INC
filed 2000-05-12
CIK 1085705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-3

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


Jones, Jensen & Company
Salt Lake City, Utah
March 25, 2000, except for Note 13 as to which the date is May 11, 2000.

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
                                                                                ============
     To  record  1 year  of  amortization  expense  based  on a  ten-year  life.
     ($2,980,467 x 3/120)

NOTE 13 SUBSEQUENT EVENT

     In accordance with the terms of the original OIA Acquisition Agreement, the former OIA shareholders were to receive one share of the Company's common stock for each $0.50 of earnings before interest, income taxes, depreciation and amortization (EBITDA) for the year from April 1, 1999 through March 31, 2000. OIA'S audited EBITDA earnings during this period were $10,910,076. Accordingly, the Company would owe 21,820,152 shares of its common stock at March 31, 2000 to the former OIA shareholders. The value of these shares at March 31 was $248,204,230. This value would have been added to the goodwill on the Company's balance sheet.

     However, at the request of the former OIA shareholders, one of whom is the Chairman of ZiaSun and one of whom is a director, and their joint recognition that it would clearly not be in the best interests of the Company to have such a large goodwill burden going forward, they inquired if the Company would reconsider and amend the original terms and conditions of the earn out. Accordingly, they proposed to exchange 12,000,000 of the earn-out shares, to which they were originally entitled, for $6,000,000 in cash. The proposal was reviewed and accepted by the Company on May 9, 2000.

     Therefore, under the terms and conditions of the amended earn-out agreement, the former OIA shareholders will only receive 9,820,152 shares, rather than the 21,820,152 shares as set forth in the original agreement. This reduces the goodwill burden to the Company by $136,500,000 to $111,704,230, and this is the value that will be added to the Company's balance sheet going forward from April 1, 2000. The additional goodwill amortization expense, based on a 10-year amortization period, will be 11,170,423 on an annual basis.

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

     In accordance with the terms of the original OIA Acquisition Agreement, the former OIA shareholders were to receive one share of the Company's common stock for each $0.50 of earnings before interest, income taxes, depreciation and amortization (EBITDA) for the year from April 1, 1999 through March 31, 2000. OIA'S audited EBITDA earnings during this period were $10,910,076. Accordingly, the Company would owe 21,820,152 shares of its common stock at March 31, 2000 to the former OIA shareholders. The value of these shares at March 31 was $248,204,230. This value would have been added to the goodwill on the Company's balance sheet.

     However, at the request of the former OIA shareholders, one of whom is the Chairman of ZiaSun and one of whom is a director, and their joint recognition that it would clearly not be in the best interests of the Company to have such a large goodwill burden going forward, they inquired if the Company would reconsider and amend the original terms and conditions of the earn out. Accordingly, they proposed to exchange 12,000,000 of the earn-out shares, to which they were originally entitled, for $6,000,000 in cash. The proposal was reviewed and accepted by the Company on May 9, 2000.

     Therefore, under the terms and conditions of the amended earn-out agreement, the former OIA shareholders will only receive 9,820,152 shares, rather than the 21,820,152 shares as set forth in the original agreement. This reduces the goodwill burden to the Company by $136,500,000 to $111,704,230, and this is the value that will be added to the Company's balance sheet going forward from April 1, 2000. The additional goodwill amortization expense, based on a 10-year amortization period, will be 11,170,423 on an annual basis.

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

                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation



Dated: May 11, 2000                               /S/ Allen D. Hardman
                                                  ------------------------------
                                                  By: Allen D. Hardman
                                                  Its: President and CEO and
                                                  Principal Accounting Officer