Form 10QSB
period 2000-03-31
ZIASUN TECHNOLOGIES INC
filed 2000-05-22
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2000; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of March 31, 2000, there were 27,230,018 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

     This Form 10-QSB has 29 pages, the Exhibit Index is located at page 25.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from inception through March 31, 2000 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                      Index to Financial Statements
                      -----------------------------

                                                                            Page
                                                                          ----
Balance Sheets...........................................................  3
Statements of Operations.................................................  5
Statements of Stockholders' Equity.......................................  6
Statements of Cash Flows.................................................  7
Notes to the Financial Statements......................................... 9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999


                                     ASSETS
                                     ------

                                                                    March 31,               December 31,
                                                                      2000                      1999
                                                                ----------------          ----------------
                                                                  (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                    $    15,734,397           $    11,652,505
   Trade receivables, net                                             1,067,270                 1,145,960
   Interest receivable                                                   16,458                     8,333
   Inventory                                                             16,923                    18,239
   Marketable securities                                              1,228,276                   540,234
   Prepaid expenses                                                     433,789                   131,772
                                                                ----------------          ----------------

     Total Current Assets                                            18,497,113                13,497,043
                                                                ----------------          ----------------

EQUIPMENT

   Printing equipment                                                   289,443                   289,443
   Machinery and equipment                                              435,150                   393,091
   Office equipment                                                     153,734                   153,734
   Vehicles                                                              17,163                    17,163
   Leasehold improvements                                               138,841                   138,841
   Less: accumulated depreciation                                      (253,942)                 (197,053)
                                                                ----------------          ----------------

     Total Equipment                                                    780,389                   795,219
                                                                ----------------          ----------------

OTHER ASSETS

   Equity investment                                                    241,856                   254,195
   Goodwill - net                                                   116,242,750                 4,667,623
   Receivables - related parties                                        360,638                    88,679
   Other assets                                                         774,649                   664,088
                                                                ----------------          ----------------

     Total Other Assets                                             117,619,893                 5,674,585
                                                                ----------------          ----------------

     TOTAL ASSETS                                               $    136,897,395          $    19,966,847
                                                                ================          ================

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                    March 31,               December 31,
                                                                      2000                      1999
                                                                ----------------          ----------------
                                                                  (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                             $     2,321,505           $     1,382,757
   Related party payable                                              6,000,000                   690,000
   Taxes payable                                                      3,632,316                 2,083,763
   Deferred income                                                       62,995                    74,100
                                                                ----------------          ----------------
     Total Current Liabilities                                       12,016,816                 4,230,620
                                                                ----------------          ----------------

     Total Liabilities                                               12,016,816                 4,230,620
                                                                ----------------          ----------------

MINORITY INTEREST                                                       800,136                   -
                                                                ----------------          ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 32,153,670 and 22,205,018 shares issued
    and outstanding, respectively                                        32,154                    22,205
   Additional paid-in capital                                       118,820,370                12,504,547
   Treasury stock, 63,200 shares                                        (34,030)                  (34,030)
   Other comprehensive income                                            55,276                    54,230
   Deferred compensation                                                (20,000)                  (30,000)
   Stock subscription receivable                                        (25,000)                 -
   Retained earnings                                                  5,251,673                 3,219,275
                                                                ----------------          ----------------

     Total Stockholders' Equity                                     124,080,443                15,736,227
                                                                ----------------          ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $   136,897,395           $    19,966,847
                                                                ================          ================

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                ------------------------------------------
                                                                     2000                      1999
                                                                ----------------          ----------------

SALES, NET                                                      $    14,498,361           $       885,871

COST OF GOODS SOLD                                                    7,474,414                   393,423
                                                                ----------------          ----------------

   Gross Margin                                                       7,023,947                   492,448
                                                                ----------------          ----------------

OPERATING EXPENSES

   Depreciation and amortization expense                                195,992                    88,784
   Bad debt expense                                                      15,000                   -
   Consulting fees - related party                                     -                           30,000
   General and administrative                                         2,701,487                   500,490
                                                                ----------------          ----------------

     Total Operating Expenses                                         2,912,479                   619,274
                                                                ----------------          ----------------

     Gain (Loss) from Operations                                      4,111,468                  (126,826)
                                                                ----------------          ----------------

OTHER INCOME (EXPENSE)

   Loss on equity investment                                            (12,339)                  (12,339)
   Unrealized gain on marketable securities                              45,480                   (17,324)
   Rental income                                                       -                           60,920
   Interest and dividend income                                          99,841                     5,270
                                                                ----------------          ----------------

     Total Other Income (Expense)                                       132,982                    36,527
                                                                ----------------          ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                     4,244,450                   (90,299)

INCOME TAXES                                                          2,212,052                       437
                                                                ----------------          ----------------

NET INCOME (LOSS)                                                     2,032,398                   (90,736)
                                                                ----------------          ----------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment                                1,046                  -
                                                                ----------------          ----------------

NET COMPREHENSIVE INCOME                                        $     2,033,444           $       (90,736)
                                                                ================          ================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        22,219,148                20,930,000
                                                                ================          ================

BASIC INCOME PER SHARE                                          $          0.09           $         (0.00)
                                                                ================          ================


FULLY DILUTED WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               22,269,148                21,030,000
                                                                ================          ================

FULLY DILUTED INCOME PER SHARE                                  $          0.09           $         (0.00)
                                                                ================          ================

                                       5

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                                     Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       ----------------      Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1998      20,930,000  $20,930   $8,923,394   $(70,000)  $38,794     $(40,000)  $    -         $(2,744,964)  $6,128,154

Purchase of
ASIA4Sale.com, Ltd.       100,000      100      249,900       -         -            -           -              -           250,000

Purchase of
Online Investors
Advantage, Inc.         1,150,000    1,150    2,873,850       -         -            -           -              -         2,875,000

Exercise of stock
option at $2.00
per share                  25,000       25       49,975       -         -            -           -              -            50,000

Amortization of
deferred compensation        -         -           -          -         -          10,000        -              -            10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                   -         -        407,428     35,970      -            -           -              -           443,398

Adjustment for
forward stock split            18      -           -          -         -            -           -              -              -

Currency translation
adjustment                   -         -           -          -       15,436         -           -              -            15,436

Net income for
the year ended
December 31, 1999            -         -           -          -         -            -           -           5,964,239    5,964,239
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------

Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  105,575,952       -         -            -           -              -       105,585,772

Stock option exercised     25,000       25       49,975       -         -            -         (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       1,046          -           -              -             1,046

Net income for the
three months ended
March 31, 2000               -         -           -          -         -            -           -           2,032,398    2,032,398
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------

Balance, March
31, 2000               32,153,670  $32,154 $118,820,370    $(34,030) $  55,276    $(20,000)    $(25,000)     $5,251,673 $124,080,443
                       ==========  ======== ===========    ========= ===========  =========  ============   =========== ===========

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                ------------------------------------------
                                                                     2000                      1999
                                                                ----------------          ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                            $     2,032,398           $       (90,736)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                      195,992                    88,784
     Bad debt expense                                                    15,000                   -
     Loss on equity investment                                           12,339                    12,339
     Unrealized gain on marketable securities                           (45,480)                   17,324
     Currency translation adjustment                                      1,046                   -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                          55,565                    19,557
     (Increase) decrease in inventory                                     1,316                    50,000
     (Increase) decrease in prepaids                                   (302,017)                    2,454
     Purchase of marketable securities                                 (642,562)                  -
     (Increase) decrease other assets                                  (110,561)                  (65,999)
     Increase (decrease) in accounts payable and
      accrued expenses                                                  938,748                   (90,508)
     Increase (decrease) in taxes payable                             1,548,553                   -
     Increase (decrease) in deferred income                             (11,105)                  -
    (Increase) decrease in receivable - related party receivable       (271,959)                  (68,017)
                                                                ----------------          ----------------

       Net Cash Provided by (Used In) Operating Activities            3,417,273                  (124,802)
                                                                ----------------          ----------------


CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                                  (42,059)                 (161,322)
                                                                ----------------          ----------------


       Net Cash Provided by Investing Activities                        (42,059)                 (161,322)
                                                                ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Minority interest                                                    800,136                   -
   Sale of the Company's common stock by a subsidiary                  -                          443,398
   Proceeds from borrowings - related parties                         5,310,000                   -
   Cash acquired in purchase of subsidiaries                         (5,428,458)                  211,757
   Proceeds from exercise of stock options                               25,000                   -
                                                                ----------------          ----------------

       Net Cash Provided by Financing Activities                        706,678                   655,155
                                                                ----------------          ----------------

NET INCREASE (DECREASE) IN CASH                                       4,081,892                   369,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     11,652,505                   517,781
                                                                ----------------          ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    15,734,397           $       886,812
                                                                ================          ================

                                        7

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                ------------------------------------------
                                                                     2000                      1999
                                                                ----------------          ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                     $      -                  $      -
   Income taxes                                                 $      -                  $      -

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                    $   105,585,772           $     3,125,000
   Issuance of common stock for related party payable           $       690,000           $      -


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

March 31, 2000 and December 31, 1999

     Changes in Financial Condition
     ------------------------------

     On December 31, 1999 the Company sold Asia4sale to Internet Ventures, Ltd. for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd. common stock. On March 31, 1999 the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. This acquisition was accounted for as a purchase. The acquisition of OIA continues to make a substantial, positive contribution to the financial condition of the Company. The balance of current assets at March 31, 2000 was $18,497,113 compared to a balance of $13,497,043 at December 31,1999. The balances of current liabilities were $12,016,816 and $4,230,620 for the same periods respectively. The resulting current ratio at March 31, 2000 is 1.5:1. The current ratio at December 31, 1999 was 3.2:1.

     The increase of current assets at March 31, 2000 over December 31, 1999 is due primarily to the increase of cash from $11,652,505 to $15,734,397 an increase of $4,081,892, or 35%. This increase is due primarily from positive cash flow generated from the operations of OIA. (See further discussion of income below.)

     Current assets at March 31, 2000 also increased due to an increase in marketable securities from $540,000 at December 31, 1999 to $1,228,276 at March 31, 2000, an increase of $688,042, or 127%. The Company invested a portion of its cash in liquid equity investments. Additionally, prepaid expenses increased from $131,772 to $433,789, an increase of $302,017, or 229%. The increase in prepaid expenses is primarily due to seminar related expenses of OIA. The balance of accounts receivable at March 31, 2000 was $1,067,270. The balance includes OIA's pre-approved seminar payments not yet charged to credit cards of approximately $774,950 and the trade receivables of MAI. A substantial portion of these balances has been collected subsequent to March 31, 2000.

     The balance of current liabilities at March 31, 2000 is $12,016,816 and at December 31, 1999 is $4,230,620. The increase of $7,786,196, or 184%, is due primarily to the increase in related party payable from $690,000 at December 31, 1999 to $6,000,000 at March 31, 2000. The March 31, 2000 balance of $6,000,000 represents the amount owed to certain shareholders of OIA, as of March 31, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from March 31, 1999 to March 31, 2000. Additionally, these shareholder's will receive 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $111,585,772 and will be amortized over 10 years.

     Current liabilities also increased for the accrual of income taxes payable from $2,083,763 at December 31, 1999 to $3,632,316 at March 31, 2000, an
increase of $1,548,553 or 74%, relating to the increased first quarter U.S. earnings of OIA. Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. Accounts payable increased $938,748, or 68%, from $1,382,757 at December 31, 1999 to $2,321,505 at March
31, 2000. The increase is primarily due to OIA, which had a balance of accounts payable of $1,544,044 at March 31, 2000.

     Other assets increased $111,945,308, or 1,973% from $5,674,585 at December 31, 1999 to $117,619,893 at March 31, 2000. The increase is due primarily to the addition of $111,585,772 of goodwill, resulting from the earn out provision of the acquisition agreement of OIA. (See explanation above.) Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The receivable from related party also increased for a $300,000 loan made to an officer of a subsidiary.

     At March 31, 2000 the Company has no long-term debt. The Company has sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

     Results of Operations
     ---------------------

     For the three months ended March 31, 2000 and March 31, 1999

     The Company's operations for the three months ended March 31, 1999 include Momentum Asia and Momentum Internet. The March 31, 2000 operations include Momentum Asia, Momentum Internet and OIA. The Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the operating income of the Company since that date.

     Sales for the three months ended March 31, 2000 were $14,498,361 compared to $885,871 for the same period in 1999, resulting in an increase of $13,612,490, or 1,437%. Cost of goods sold for the quarter ended March 31, 2000 was $7,474,414, or 52% of sales, compared to $393,423, or 44% of sales, for 1999. Gross profit was $7,023,947, or 48% of sales and $492,448, or 56% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended March 31, 2000 includes depreciation of $56,889 and amortization of goodwill of $139,103. The Company recorded goodwill for the October, 1998 acquisitions of Momentum Asia and Momentum Internet and the March, 1999 acquisition of OIA. General and administrative expenses were $2,701,487, 19% of sales, for the three months ended March 31, 2000 and $500,490 or 56% of sales for the same period in 1999, resulting in an increase of $2,200,997 or 440%. The increase is due to primarily to the operating expenses of OIA which were not present in the first quarter 1999 numbers.

     Other income increased from $36,527 in 1999 to $132,982 in 2000, an increase of $96,455 or 264%. The increase is due primarily to the increase in interest and dividend income from $5,270 in 1999 to $99,841 in 2000, an increase of $94,571, or 1,795%, resulting from the interest earned from the short-term investment of surplus cash balances.

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

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al.
     ------------------------------------------------------

     The company was a party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al., United States District Court, Western District of Washington, C99-1025. This action arises from the defendants alleged defamatory campaign against the Company and its officers and directors. This alleged cybersmear campaign involved the defendants postings of statements about the Company and its offices and directors which are alleged to be false and defamatory. The Company alleges that the defendants were and are knowingly posting false statements with the intent of negatively impacting the Company's stock prices in order for defendants to benefit financially in short selling. To protect the Company, its shareholders and its officers and directors, on June 24, 1999, the Company filed a civil action in the United States District Court, Western District of Washington seeking damages and injunction relief, alleging among other things, Securities Fraud through the defendants posting of false and misleading defamatory statements, violation of the Washington Consumer Protection Act, Intentional Interference with Business Expectancy, Violation of Federal RICO Statute 28 USA Sec. 1962, and violation of Washington's Criminal Profiteering Act.

     On November 29,1999, defendant, Stephen Worthington who posts under the name "Auric Goldfinger" filed a motion to dismiss on various grounds including that Washington was improper venue. The Honerable Marcia Pechman granted the Company's motion for preliminary injunction against Floyd Schneider on January 21, 2000, restraining him from posting defamatory or untrue remarks on the internet or elsewhere. On February 28, 2000, the Court granted the defendant [Christopher H. Howard] Worthington's motion on the grounds of improper venue without ruling on the defendant's other claims motions, and further ruled on the Court's own initiative that venue was inappropriate for all defendants, dismissing the case. The Company thereafter filed a motion for reconsideration of the dismissal asking in the alternative that this case be transferred to another venue. The Court granted The Company's motion for reconsideration on March 24, 2000, reinstating the action and pending preliminary injunction, and subsequently, on April 7, 2000, ordered that the entire action be transferred to the United States District Court for the Northern District of California. The case was physically retained in Washington for 30 days and then transferred to the United States District Court for the Northern District of California on approximately May 5, 2000. The matter is pending at present before the Honerable Charles R. Breyer.

     ZiaSun Technologies, Inc. v. Financialweb.Com, Inc., et al.
     -----------------------------------------------------------

     The company was a party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Financialweb.Com, Inc., et al., Circuit Court of Seminole County, Florida, 99-1136-CA-16-G. This action arises from the defendants posting of alleged false and defamatory article about the Company on its website known as "The Stock Detective." The defendants allegedly knowingly posted the false and defamatory article with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially. The Company requested that defendant publish a retraction but defendant has refused to do so. To protect the Company, its shareholders and its officers and directors, the Company filed a civil action in the Circuit Court of Seminole County Florida, seeking damages and injunction relief. The matter is pending at present time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     Credico Inc. Consulting Agreement.
     ---------------------------------

     On January 1, 2000, the Company entered into a Consulting Agreement with Credico Inc., a Nevada corporation ("Credico"), whereby the Company engaged Credico to (i) provide advice and counsel concerning business development, mergers and acquisitions which further and are consistent with the Company's long-term strategic goals, and (ii) identify and evaluate potential mergers and acquisitions, and proactively participate in negotiating and developing the timing and structure of those mergers and acquisitions. A copy of the Consulting Agreement between the Company and Credico is attached hereto and incorporated herein by reference. See Item 13 Exhibits.

     Appointment of Bryant Cragun As member of the Advisory Board.
     ------------------------------------------------------------

     On January 1, 2000, in conjunction with the Company entering into the above referenced Consulting Agreement with Credico Inc., Bryant D. Cragun was appointed as a member of the Company's advisory board. This appointed was formerly adopted and ratified by the board of directors on February 25, 2000.

     Appointment of Hans Von Meiss As Director.
     -----------------------------------------

     On January 17, 2000, the Company appointed Hans Von Meiss as a director of the Company. Mr. Von Meiss, 52, received a Bachelors Degree in Economics in 1973 from the University of St. Gallen, Switzerland. After receiving an MBA in 1977 from INSEAD, Fountainebleau, France, he spent seven years in investment banking with Bankers Trust International Ltd. and Chase Manhattan Ltd. in London. Then, from 1984 to 1988, Mr. von Meiss served as the CEO of Dr. Ing. Koenig AG, a leading Swiss service center for flat steel and industrial fasteners. He spent the following 3 years from 1988 to 1991 in financial consulting. Then, in 1991, Mr. von Meiss became the CEO of a publicly-quoted Dutch company after its privatization from the Dutch Government, and served in that position until 1994. In 1994, he became the CEO of Swiss Textile Group via an acquisition and completed a turnaround and eventual sale of the business in 1997. Since 1997, Mr. Von Meiss has been involved in financial management and consulting, and pursued investments in Internet-related businesses. He also serves on the Board of a private bank, an industrial concern, an M&A consulting Company, and his own company, G. von Meiss AG.

     Acquisition of AsiaEnet Interest by Momentum Internet, Inc.
     -----------------------------------------------------------

     In January 2000, Momentum Internet, Inc. ("MII"), a wholly owned subsidiary of the Company acquired ninety percent (90%), represented by 900 post split adjusted ordinary shares of AsiaEnet Limited, a Hong Kong registered company ("AsiaEnet") for nominal consideration. Bensley Ltd., a British Virgin Island company ("Bensley") owned the other ten percent (10%) or 100 post split adjusted shares. On March 13, 2000 MII sold ten (10) of the ordinary shares it owned, to Paradym Enterprises Limited, a British Virgin Island registered company ("Paradym") for $200,000 in cash. Additionally, on March 13, 2000 AsiaEnet split it shares on a 10 for 1 basis. AsiaEnet also issued 90 shares to Paradym for consideration of $800,000 to AsiaEnet, resulting in MII, Bensley and Paradym owning 800 shares, 100 shares and 100 shares, respectively of AsiaEnet as of March 31, 2000. A copy of the Sale and Purchase Agreement, and Shareholders' Agreement is attached hereto and incorporated herein by this reference. See Item 13 Exhibits.

     Change of the Executive Officers of the Company.
     ------------------------------------------------

     On February 25, 2000, at the request of Anthony Tobin, the former President and D. Scott Elder, the former CEO of the Company, the Board of directors restructured the composition of its executive officers and their roles.

     Mr. Tobin, who was the acting President of ZiaSun, is also the Managing Officer for MII. Due to the significant increase in his responsibilities with the ongoing growth and development of MII and the amount of concentrated effort required on his part to effectively manage its day-to-day operations, Mr. desired to utilize his unique skills and knowledge of the Asian Rim in searching for and developing new products and strategic business relationships for both MII and Momentum Asia.

     Mr. Elder, who was the acting CEO of ZiaSun, and a co-founder of OIA Investors advantage ("OIA"), one of ZiaSun's most profitable subsidiaries is a significant and important factor in the operations, future development and growth of OIA and had indicated that his concentration on the expansion of the business of OIA would better serve ZiaSun and its shareholders.

     Accordingly, the board of directors elected the following persons to serve until the next annual meeting of the directors or until their successors have been duly elected and qualified:

         D. Scott Elder .......... Chairman of the Board
         Allen D. Hardman ........ President and Chief Executive Officer
         Anthony Tobin ........... Vice President
                                   and Chief Operating Officer-Asia Operations
         Dennis E. McGrory ......  Secretary

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

     Subsequent Events
     -----------------

     Resignation  of Anthony Tobin as Officer and Director
     and Appointment and Managing Director of Momentum Internet, Inc.
     ----------------------------------------------------------------

     On April 21, 2000, Anthony Tobin's resignation as a director of the Company was accepted by the board of directors Mr. Tobin was named Managing Director of Asia Operations.

     Business Agreement with The McKenna Group.
     -----------------------------------------

     On April 20, 2000, Subsequent to the period covered by this report, the Company entered into a Business Agreement with The McKenna Group of Palo Alto, California under which the Company and the McKenna Group through a newly formed entity would establish a business relationship and pool their resources, expertise and capital for the providing internet consulting services and for investment in and incubation of emerging technology companies. A copy of the Business Agreement dated April 20, 2000 is attached hereto and incorporated herein by this reference. See Item 13 Exhibits.

     Appointment of Christopher D. Outram As Director.
     ------------------------------------------------

     On April 21, 2000 the Company appointed Christopher D. Outram as a director of the Company. Mr. Outram, 51, received double first class honors in mechanical engineering and industrial economics in 1972 from the University of Birmingham in the UK. He also received the Engineering and the Economics prizes for his course. Following university, Mr. Outram pursued a career in Marketing and Accountancy with Mobile Oil Company, Air Products Limited and CCL Systems. He then attended INSEAD Business School in France, where he graduated with an MBA with distinction. Following 2 years at the world-renowned strategy consultancy, The Boston Consulting Group, Mr. Outram became Strategic Planning Director of one of its clients, The Van Gelder Paper Company in the Netherlands.

     Two years later Mr. Outram joined Booz Allen & Hamilton in London, where he was elected Partner in 1986. 1987 saw the creation of OC&C Strategy Consultants (OC&C) of which Mr. Outram was the founding Director. OC&C now operates directly and through alliances on a global basis and can deploy in excess of 200 consultants. OC&C and its sister firms advise clients on strategy, strategic business development and M&A activity. Some 70% of the company business is now related to the Internet. The consultancy advises large corporations, as well as smaller start-ups, regarding their Internet strategies. The combined understanding of the operating dynamics of both large and small players in the Internet arena has allowed OC&C to develop very creative and ambitious strategies for its clients. Mr. Outram has also been instrumental in the creation of e-commerce venturing businesses, both in Silicon Valley in the U.S., as well as in Europe.

     Appointment of Geoff Mott As member of the Advisory Board.
     ---------------------------------------------------------

     On April 21, 2000, Geoff Mott of The McKenna Group was appointed as a member of the Company's advisory board.

     Resolution of SEC Comments to Form 10-SB Registration Statement.
     ---------------------------------------------------------------

     On September 16, 1999, the Company filed a Registration Statement on Form 10-SB in order to register the Company's common stock, $0.001 par value pursuant to Section 12(g) of the Securities Exchange Act of 1934. Pursuant to statute the registration statement on Form 10-SB was deemed effective on November 15, 1999. Following the effectiveness of the Form 10-SB, the Company received various comments from the SEC requesting clarification of various items in the Registration Statement and certain changes to the financial statements. The Company work closely with the SEC to resolve these comments and filed various amendments to its Registration Statement in response to the SEC's comments. On May 12, 2000, the Company received notification that the SEC had reached a position of no further comment to the For 10-SB Registration Statement. The Registration Statement on Form 10-SB and all amendments thereto as filed with the Securities and Exchange Commission are incorporated herein by reference.

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

10.36(+)  ZiaSun Technologies, Inc. - 1999 Stock Option Plan.

10.37(+) Consulting Agreement dated January 1, 2000 between the Company and Netgenesis Strategic Internet Marketing, Ltd.

10.38(+) Client Service Agreement dated January 14, 2000 between the Company and Continental Capital & Equity Corporation.

10.39(+) Common Stock Purchase Warrant issued to Continental Capital & Equity Corporation.

10.40(+) Registration Rights Agreement between the Company and Continental Capital & Equity Corporation.

10.41(++) Consulting  Agreement  dated  January 1, 2000  between the Company and
          Credico Inc.

10.42(++) Business  Agreement  dated April 20, 2000  between the Company and The
          McKenna Group.

10.43(++) Sale and Purchase Agreement dated March 13, 2000 between the Company and Paradym Enterprises Limited.

10.44(++) Shareholders' Agreement between Momentum Internet, Inc., Bensley Ltd., and Paradym Enterprises Limited dated March 13, 2000.

27.(++) Financial Data Schedule (submitted electronically for SEC information only).

     (+)  Previously filed.
     (++) Filed herewith.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-k on January 18, 2000, and an amended Form 8-K/A on January 21, 2000. There were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                             ZiaSun Technologies, Inc.



Dated: May 19, 2000                          /S/ Allen D. Hardman
                                             -----------------------------------
                                             By:  Allen D. Hardman
                                             Its: President & CEO

                                  Exhibit 10.41
                                  -------------

                              CONSULTING AGREEMENT
                              --------------------

     This Consulting Agreement ("Agreement") made on this 1st day of January, 2000, by and between ZiaSun Technologies, Inc., a Nevada corporation, located at 462 Stevens Avenue, Suite 106, Solana Beach, California ("Client"), and CREDICO INC., a Nevada corporation, located at 205 P. South Helix, #68, Solana Beach, California 92075 ("Consultant"), is made in consideration of the mutual promises made herein and set forth as follows:

                           ARTICLE 1. TERM OF CONTRACT
                           ---------------------------

     1.1 This Agreement will become effective on the date first stated above and will continue in effect until the services provided for in this Agreement have been performed, or until terminated as provided in Article 6, below.

                ARTICLE 2. SERVICES TO BE PERFORMED BY CONSULTANT
                -------------------------------------------------

     2.1 Services: Consultant agrees to perform the following consulting services for the Client:

          2.1.1 Serve as an Advisor to Client as a member of Client's Advisory Board, with emphasis on assisting Client in the formulation of a long-term strategic plan which maximizes Client's growth and profit potential.

          2.1.2 Provide advice and counsel concerning business development, mergers and acquisitions which further and are consistent with Client's long-term strategic goals. Identify and evaluate potential mergers and acquisitions, and proactively participate in negotiating and developing the timing and structure of those mergers and acquisitions.

     2.2  Delivery   Schedule:   Performance  of  all  services  shall  commence
immediately upon execution of this Agreement, and shall continue throughout the term of this Agreement.

     2.3 Method of Performing Services: Consultant will determine the method, details, and means of performing the above-described services. Consultant may perform the Services under this Agreement at any suitable time and location of Consultant's choice.

     2.4 Status of Consultant: Consultant is and shall remain an independent contractor. Consultant and any agents or employees of Consultant shall not act as an officer or employee of Client. Client assumes no liability for
Consultant's actions in performance, or responsibility for taxes, funds, payments or other commitments, implied or expressed, by or for Consultant. Consultant has no authority to assume or create any commitment or obligation on behalf of, or to bind, Client in any respect.

                             ARTICLE 3. COMPENSATION
                             -----------------------

     3.1 M&A Fee: For each merger or acquisition consummated by Client where Consultant is the procuring cause (i.e., the first communication between Client and the third party occurs solely as the result of Consultant's introduction), Consultant shall be granted a specified number of shares of the surviving company, which number shall be agreed upon between Consultant and Client in advance, and said agreement shall be set forth in a writing executed by both parties and attached to this Agreement. Upon execution and attachment, such writing shall be incorporated herein and made a part hereof by this reference ("M&A Fee"). The M&A Fee shall be due and payable to Consultant within fifteen
(15) days following the close of the applicable transaction. Consultant acknowledges and understands that if the stock which is issued is stock of ZiaSun Technologies, Inc., it is unregistered, restricted stock, as more fully described in the Memorandum from George G. Chachas, Esq., to ZiaSun Technologies, Inc., dated February 17, 2000, and the SEC Release No. 33-7390, dated February 20, 1997, copies of which are attached hereto as Exhibit "A" and made a part hereof by this reference. Consultant agrees to fully comply with the requirements set forth in Exhibit "A," as amended from time to time, and acknowledges that any certificate(s) for shares of the Client issued pursuant to this paragraph will contain the following restrictive legend:

         THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SHARES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION FOR THESE SHARES UNDER SUCH ACT OR AN OPINION OF THE COMPANY'S COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED UNDER SAID ACT.

                      ARTICLE 4. OBLIGATIONS OF CONSULTANT
                      ------------------------------------

     4.1 Non-Exclusive Relationship: Client acknowledges and agrees that the relationship with Consultant is non-exclusive and Consultant may represent, perform services for, and contract with, as many additional clients, persons or companies as Consultant in Consultant's sole discretion sees fit.

     4.2 Consultant's Qualifications: Consultant represents and warrants that Consultant has the qualifications and skills necessary to perform the services under this Agreement in a competent and professional manner, and is able to fulfill the requirements of this Agreement. Consultant shall comply with all applicable federal, state and local laws in the performance of its obligations hereunder, and all materials used by Consultant in fulfilling its obligations under this Agreement shall not infringe upon any third party copyright, patent, trade secret or other proprietary right. Consultant acknowledges and agrees that failure to perform all the services required under this agreement shall constitute a material breach of the Agreement.

     4.3 Availability of Bryant Cragun: Consultant acknowledges and agrees that a material consideration of this Agreement is that Bryant Cragun shall be available to provide all services rendered to Client by Consultant under this Agreement, therefore, the unavailability of Bryant Cragun to perform such services shall constitute a material breach of this Agreement.

     4.4 Indemnity: Consultant agrees to indemnify, defend, and hold Client free and harmless from all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries, and deficiencies, including interest, penalties, attorneys' fees, and costs, including without limitation expert witnesses' fees, that Client may incur as a result of a breach by Consultant of any representation or agreement contained in this Agreement.

     4.5 Assignment: Neither this Agreement nor any duties or obligations under this Agreement may be assigned by Consultant without the prior written consent of Client.

                        ARTICLE 5. OBLIGATIONS OF CLIENT
                        --------------------------------

     5.1 Compliance with Requests: Client agrees to comply with all reasonable requests of Consultant necessary to the performance of Consultant's duties under this Agreement.

     5.2 Place of Work: Client agrees to furnish an office for Bryant Cragun on Client's premises for use by said representative of Consultant from time-to-time when visiting the San Diego area to facilitate his performance of the above-described services.

     5.3 Company Provided Information: Client assumes full responsibility for the accuracy and completeness of all information provided to Consultant.

     5.4 Indemnity: Client agrees to indemnify, defend, and hold Consultant free and harmless from all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries, and deficiencies, including interest, penalties, attorneys' fees, and costs, including without limitation expert witnesses' fees, that Consultant may incur as a result of any information provided to Consultant by Client under this Agreement.

                       ARTICLE 6. TERMINATION OF AGREEMENT
                       -----------------------------------

     6.1 Termination on Notice: Notwithstanding any other provision of this Agreement, either party may terminate this Agreement at any time by giving thirty (30) days written notice to the other party. Unless otherwise terminated as provided in this Agreement, this Agreement will continue in force until the Services provided for in this Agreement have been fully and completely performed.

     6.2 Termination on Occurrence of Stated Events: This Agreement will terminate automatically on the occurrence of any of the following events:

          6.2.1 Unavailability of Bryant Cragun to provide the services to be rendered to Client by Consultant under this Agreement.

          6.2.2 Bankruptcy or insolvency of either party.

          6.2.3 Dissolution of either party.

          6.2.4 Assignment of this Agreement by Consultant without the prior written consent of Client.

     6.3 Termination for Default: If either party defaults in the performance of this Agreement, or materially breaches any of its provisions, the non-breaching party may terminate this Agreement by giving written notification to the breaching party. Termination will take effect immediately on receipt of notice by the breaching party or five (5) days after mailing of notice, whichever occurs first. For the purposes of this paragraph, material breach of this Agreement includes, but is not limited to, the following:

          6.3.1 Consultant's failure to complete the services specified in this Agreement.

          6.3.2 Consultant's material breach of any representation or agreement contained in Article 4, above.

          6.3.3 Client's material breach of any representation or agreement contained in Article 5, above.

          6.3.4 Client's failure to pay Consultant any compensation due.

                          ARTICLE 7. CLIENT INFORMATION
                          -----------------------------

     7.1 Nondisclosure/Nonuse of Client Information: Consultant agrees that all information provided by Client to Consultant under this Agreement shall not be disclosed or used by Consultant for any purpose other than Consultant's performance under this Agreement.

     7.2 Confidential Information: Any written, printed, graphic, or electronically or magnetically recorded information furnished by Client for Consultant's use is and shall remain the sole property of Client. This proprietary information includes, but is not limited to, investor lists, marketing information, planning, drawings, specifications, and information concerning Client's employees, products, services, prices, and operations. Consultant will keep this confidential information in the strictest confidence, and will not disclose it by any means to any person except with Consultant's prior written approval, and only to the extent necessary to perform the services under this Agreement. This prohibition also applies to Consultant's employees, agents, and subcontractors. On termination of this Agreement or request by Client, Consultant will return within two (2) days any confidential information in Consultant's possession to Client.

                          ARTICLE 8. GENERAL PROVISIONS
                          -----------------------------

     8.1 Notices: Any notices to be given by either party to the other shall be in writing and may be transmitted either by personal delivery or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change that address by written notice in accordance with this section. Notices delivered personally shall be deemed communicated as of the date of actual receipt. Mailed notices shall be deemed communicated as of five (5) days after the date of mailing.

     8.2 Attorneys' Fees and Costs: If this Agreement gives rise to a lawsuit or other legal proceeding between any of the parties hereto, the prevailing party shall be entitled to recover court costs, necessary disbursements (including expert witnesses' fees) and reasonable attorneys' fees, in addition to any other relief such party may be entitled.

     8.3 Entire Agreement: This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the services provided by Consultant to Client under this Agreement, and contains all of the covenants and agreements between the parties with respect to this Agreement in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding.

     8.4 Modifications: Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

     8.5 Effect of Waiver: The failure of either party to insist on strict compliance with any of the terms, covenants, or conditions of this Agreement by the other party shall not be deemed a waiver of that term, covenant, or condition, nor shall any waiver or relinquishment of any right or power at any one time or times be deemed a waiver or relinquishment of that right or power for all or any other times.

     8.6 Partial Invalidity: If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     8.7 Law Governing Agreement: This Agreement shall be governed by and construed in accordance with the laws of the State of California.

     8.8 Jurisdiction/Venue: Jurisdiction and venue for any dispute arising out of this Agreement shall be exclusively in the County of San Diego, State of California.

     8.9 Construction: If any construction is to be made of any provision of this Agreement, it shall not be construed against either party on the ground such party was the drafter of the Agreement or any particular provision.

     8.10 Time: Time is of the essence in this Agreement.

     8.11 Corporate Authorization: If any signatory of this Agreement is a corporation, said signatory represents and warrants that this Agreement and the undersigned's execution of this Agreement have been duly authorized and approved by the corporation's Board of Directors. The undersigned officers and representatives of the corporation(s) executing this Agreement on behalf of the corporation(s) represent and warrant they are officers of the corporation(s) with full authority to execute this Agreement on behalf of the corporation(s).

     IN WITNESS WHEREOF, the undersigned have executed this Agreement, effective as of the date first above written.


CLIENT:                                 CONSULTANT:

ZiaSun Technologies, Inc.               CREDICO INC.


/S/ D. Scott Elder                      /S/ Bryant D. Cragun
--------------------------------        ----------------------------------
By:  Scott Elder                        By:  Bryant D. Cragun
Its: Chairman & CEO                     Its: President/Treasurer/Secretary


                           -and-

/S/ Allen D. Hardman
--------------------------------
By:  Allen D. Hardman
Its: Executive Vice President

                                  Exhibit 10.42
                                  -------------

                               BUSINESS AGREEMENT
                               ------------------

     This Agreement is made effective the 20th day of April, 2000, and entered into at San Diego, California, by and between ZiaSun Technologies, Inc.,
("ZiaSun") a Nevada corporation, located at 462 Stevens Avenue, Suite 106, Solana Beach, California 92075, and the appropriate McKenna Group entity (Yet to be named, but hereinafter referred to as "TAMEG"). The McKenna Group, ("TMG") is a LLC, located at 1755 Embarcadero Road, Palo Alto, California 94303

     WHEREAS, ZiaSun is a holding company for worldwide acquisitions, mergers and/or consolidations, which are compatible with its long-term strategic plans; and,

     WHEREAS, TAMEG is an Internet consulting firm, which provides consulting services to leading and emerging technology companies worldwide; and,

     WHEREAS,   ZiaSun  and  TAMEG  are  desirous  of  establishing  a  business
relationship  for  the  provision  of  internet   consulting  services  and  for
investment in and incubation of emerging technology companies;

                       Formation of Business Relationship
                       ----------------------------------

     NOW, THEREFORE, the parties to this Agreement do hereby voluntarily associate themselves together as parties in this business relationship, subject to the following terms and conditions:

                        Purposes of Business Relationship
                        ---------------------------------

1.   The purposes of this business relationship shall be:

     1.1 To establish a non-exclusive business relationship under which TAMEG will provide ZiaSun with Internet consulting services at a preferred price.

     1.2 To anticipate the establishment of an exclusive business relationship under which ZiaSun and TAMEG will pool their resources, expertise and capital into a joint fund, MKZ, to facilitate investments in emerging-technology companies.

                         Terms of Business Relationship
                         ------------------------------

2.   The terms of the business relationship are set forth below:

     2.1 Internet consulting services will be provided by TAMEG to ZiaSun under the following terms:

        2.1.1 TAMEG will develop a preferred pricing structure for all ZiaSun business strategy consulting requirements over the next year with a discounted fee schedule of 15% below standard rates

        2.1.2 TAMEG will build a comprehensive strategy development proposal for key ZiaSun entities, such as Online Investors Advantage. ZiaSun will call off specific projects against this master proposal

        2.1.3 TAMEG will begin major strategy projects no later than thirty days after ZiaSun makes a written request for services

        2.1.4 ZiaSun will prepay the sum of five hundred thousand dollars ($500,000) to TAMEG which will be drawn down as services are provided and expenses are incurred

        2.1.5 All sums beyond the initial $500,000 indicated above that fall due as a result of ZiaSun commissioning work based upon the proposal outlined in 2.1.3 above will be invoiced net 30 days in the middle of the month in which the charges occur

        2.1.6 ZiaSun agrees to use TAMEG as lead consultant and program manager for all its internet consulting needs in the 2000-2001 period

        2.1.7 TAMEG undertakes to work with ZiaSun to select and manage all service providers that will be selected to perform complementary internet consulting activities (e.g., web design) to implement the strategy that is developed

        2.1.8 TAMEG also undertakes to introduce new technology partners to ZiaSun in a timely manner to keep ZiaSun at the forefront of applying e-business solutions in the Online Finance Services industry

     2.2 The establishment of an exclusive business relationship under which ZiaSun and TAMEG will pool their resources, expertise and capital into a joint fund to facilitate investments in emerging-technology is described in detail in the document entitled: MKZ-MVA Agreement

                            Milestones and Time Line
                            ------------------------

3.   The milestones and time line for this business venture are:

         Milestone         Description                                          Completion Date
         ---------         -----------                                          -----------------

         3.1               Sign Business Agreement                                 April 20 2000

         3.2               Prepayment of Consulting Fees                           April 28 2000

         3.3               Completion of agreed consulting contract                  May 31 2000

         3.4               Complete formation of MVA                                30 June 2000

         3.5               Review and evaluate a minimum of                     31 December 2000
                           sixty (60) potential investments.

         3.6               Close a minimum of six (6) investments.              31 December 2000

         3.7               Review and evaluate a minimum of one                 31 December 2001
                           hundred (100) potential investments.

         3.8               Close a minimum of ten (10) investments.             31 December 2001

                      Termination of Business Relationship
                      ------------------------------------

4. This business relationship shall commence on execution of this Agreement and shall continue until the first of any of the following events occur:

         4.1 Termination on Occurrence of Stated Events: This Agreement will terminate automatically on the occurrence of any of the following events:

             4.1.1 Non-performance under the consulting contract by either party

             4.1.2  Those described in the MKZ-MVA Agreement.

             4.1.3 Dissolution, termination of existence, insolvency, business failure, appointment of a receiver, assignment for the benefit of creditors, or the commencement of any proceeding under any bankruptcy or insolvency law by or against either party to this Agreement.

             4.1.4 Termination for Default: If any party defaults in the performance of this Agreement or materially breaches any of its provisions, the non-breaching party may terminate this Agreement by giving written notification to the breaching party. Said notice of termination shall be effective immediately on receipt of notice by the breaching party, one
                    (1) day after sending the notice by facsimile, or five (5) days after sending the notice by U.S. mail in accordance with this Agreement, whichever occurs first. The party in default shall have twenty-one (21) days after the notice of termination is effective to cure the default. If the default is not cured within said twenty-one (21) days, this Agreement shall automatically terminate. For the purposes of this paragraph, material breach of this Agreement includes, but is not limited to, the following:

             4.1.5  Any  party's  material  breach  of  any   representation  or
                    agreement contained in this Agreement.

             4.1.6 Any voluntary or involuntary assignment or transfer by either party hereto, without the consent of the other party hereto, of its interest in this business venture.

         4.2 Mutual Termination: The parties may, at any time, mutually agree to terminate this Agreement.

                               General Provisions
                               ------------------

5. Business Partners Not Agents: This Agreement does not constitute any business partner as the agent or legal representative of the other business partner for any purpose whatsoever. No business partner is granted any express or implied right or authority by any other business partner to assume or to create any obligation or responsibility on behalf of, or in the name of, the other business partner, or to bind the other business partner in any manner or thing whatsoever.

6. Indemnity: Each business partner agrees to defend, indemnify and hold harmless the other business partner from and against any and all liabilities, claims, expenses (including without limitation expert witnesses' fees), attorneys' fees, damages, causes of action, suits or judgments relating to and/or arising out of the business partner's performance under this Agreement.

7.     Notice of Claims:
       ----------------

         7.1 If during the term of this Agreement, any business partner shall have reason to believe there may be a claim against itself or the other business venture partner in respect of any transaction growing out of this Agreement, it shall notify the other business partner in writing within ten (10) days after it knows, or has reason to know, the basis of any such claim.

         7.2 Failure to give the notice prescribed by Item 16.1 shall relieve the other business partner from any and all liability on any claim in respect to any transaction growing out of this Agreement.

         7.3 The provisions of this section shall survive the termination of any other provisions of this Agreement.

8. Law: This Agreement shall be governed by and construed in accordance with the laws of the State of California without regard to conflict of laws provisions.

9. Attorneys' Fees: If this Agreement gives rise to a lawsuit or other legal proceeding between any of the parties hereto, the prevailing party shall be entitled to recover court costs, necessary disbursements (including without limitation expert witnesses' fees) and reasonable attorneys' fees, in addition to any other relief such party may be entitled. This provision shall be construed as applicable to the entire contract.

10. Injunctive Relief: Business partners hereby agree the subject matter of this Agreement is unique, unusual and extraordinary in nature such that it has a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at Law. Each business partner, therefore, expressly agrees that the other business partner, in addition to any other rights or remedies which the other business partner may possess, shall be entitled to injunctive and other equitable relief to prevent or remedy a breach of this Agreement by a business partner.

11. Binding on Heirs: This Agreement shall be binding on and shall inure to the benefit of the heirs, executors, administrators, successors, and assigns of the business venture partners.

12. Jurisdiction/Venue: If any dispute arises out of this Agreement, it is agreed that jurisdiction and venue shall lie exclusively in a competent court in the County of San Diego, California, U.S.A.

13. Entire Agreement/Modification: This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the subject matter hereof, and no other agreement, statement, or promise relating to the subject matter of this Agreement which is not contained herein shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing.

14. Assignment: No business partner shall have the right to assign any right or interest arising under this Agreement without the prior written consent of the other business partner.

15. Severability: If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

16. Waiver: The waiver by any party of any breach of a provision of this Agreement by the other party shall not constitute a continuing waiver or a waiver of any subsequent breach of the same or of a different provision of this Agreement. Except as otherwise specifically provided in this Agreement, nothing contained herein shall be deemed to restrict or prevent any party from exercising legal or equitable rights or from pursuing legal or equitable remedies in connection herewith.

17. Notices and Requests: Except as otherwise provided herein, any notice, demand, or request required or permitted to be given hereunder shall be in writing and shall be deemed effective seventy-two (72) hours after having been sent via facsimile to the addressee at the office set forth in the first paragraph of this Agreement.

18. Ratification: This Agreement will be activated, and in force, upon ratification within seven (7) days by the partners of the McKenna Group, who are listed on Page No. 7, and who are acting for and in behalf of TAMEG.

19. Construction: Each party cooperated in the drafting of this Agreement. If any construction is to be made of any provision of this Agreement, it shall not be construed against either party on the ground such party was the drafter of the Agreement or any particular provision.

20.  Time is Of The Essence: Time is of the essence in this Agreement.

21. Entity Authorization: Each signatory of this Agreement represents and warrants that this Agreement and the undersigned's execution of this Agreement has been duly authorized and approved by the corporation's Board of Directors, if necessary, or the governing board of the entity, if necessary. The undersigned officers and representatives of the entities executing this Agreement on behalf of the entities represent and warrant they possess full authority to execute this Agreement on behalf of the entities.

22. Execution By Facsimile: This Agreement may be executed by the parties and transmitted by facsimile. A facsimile signature of a party shall be binding as an original. If a party sends a copy of the Agreement or part thereof with that party's signature by facsimile, that party shall promptly send the original by first class mail.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

THE McKENNA GROUP                       ZIASUN TECHNOLOGIES, INC.
-----------------                       -------------------------

/S/  Geoff Mott                         /S/ Allen D. Hardmand
--------------------------------        ---------------------------------------
By:  Geoff Mott                         By: Allen D. Hardman
Its: Managing Partner                   Its: President & Chief Executive Officer

                                        /S/ D. Scott Elder
                                        ----------------------------------------
                                        By:  D. Scott Elder
                                        Its: Chairman of Board

Ratified by:


/S/ Regis McKenna             /S/ John Calhoun         /S/ Pam Kline
------------------            --------------------     -------------------------
Regis McKenna                 John Calhoun             Pam Kline


/S/ Gayle Holste              /S/ Phillip Gerbert      /S/ Christopher D. Outram
------------------            --------------------     -------------------------
Gayle Holste                  Phillip Gerbert          Christopher D. Outram


/S/ Glen MacDonald            /S/ Amiel Kornel         /S/ Hiroshi Menjo
------------------            --------------------     -------------------------
Glen MacDonald                Amiel Kornel             Hiroshi Menjo

                                  Exhibit 10.43
                                  -------------

                           SALE AND PURCHASE AGREEMENT
                           ---------------------------

THIS AGREEMENT is made the  13th  day of    March   2000

BETWEEN
-------

1. Momentum Internet Inc. ("MII") a company incorporated under the laws of the British Virgin Islands and having a correspondence address at 12A, First Pacific Bank Centre, 56 Gloucester Road, Wanchai, Hong Kong and

2. Paradym Enterprises Limited ("PEL") a company incorporated under the laws of the British Virgin Islands and having a correspondence address at Suite 908B, Lippo Centre, Tower 2, 89 Queensway, Hong Kong.

WHEREAS
-------

1. AsiaEnet Limited having its registered office situate at 12A First Pacific Bank Centre, 56 Gloucester Road, Wanchai, Hong Kong ("AsiaEnet") is a Hong Kong incorporated company with an authorized capital of HK$10,000 and a paid up capital of HK$ 100 divided into 100 shares of HK$1 each.

2. MII is registered as the legal owner of 90 shares in AsiaEnet and wishes to sell 10 shares to PEL on the terms and conditions hereinafter appearing

NOW IT IS HEREBY AGREED as follows:
-----------------------

1.   Definitions:
-----------------

     Completion : shall be on the date hereof
     Sale Shares : ten shares registered in the name of MII in AsiaEnet

2.   Consideration
------------------

     In consideration of the payment by PEL of US$200,000 on Completion MII as beneficial owner shall sell the Sale Shares to PEL

3.   On Completion
------------------

     3.1. MII shall deliver to PEL

          3.1.1. a share transfer form duly executed of the Sale Shares in favour of PEL

          3.1.2. a sell note covering the Sale Shares in favour of PEL

          3.1.3. a share certificate for the Sale Shares

          3.1.4. a board resolution of AsiaEnet approving the transfer of the Sale Shares from MII to PEL

     3.2. PEL shall pay to MII by telegraphic transfer the sum of US$200,000.


4. MII hereby warrants and covenants with PEL as follows:
---------------------------------------------------------

     4.1. That at the date hereof AsiaEnet is incorporated in Hong Kong and that all returns particulars resolutions and other documents required to be filed with or delivered to the Companies Registry pursuant to the Companies Ordinance have been correctly and properly made up and filed and delivered

     4.2. That at the date hereof AsiaEnet has obtained all necessary business governmental regulatory and other licences and authorizations required to carry on its business

     4.3. That AsiaEnet has disclosed to PEL full details of all its financial obligations and that at the date hereof there has not been any material change in relation thereto

     4.4. That AsiaEnet has disclosed to PEL all material agreements to which it is a patty and that at the date hereof it has not entered into any further such agreements

     4.5. That MII has the authority to enter into a Shareholders Agreement of even date and made between MII, Bensley and PEL in respect of AsiaEnet

     4.6. That MII has registered the domain name "tigertooth.com", has the exclusive right to use the same and will transfer the same as soon as practical to AsiaEnet

     4.7. That AsiaEnet will obtain revenue share agreements with as many suitable websites as possible on behalf of the tigertooth.com web portal.

5. Notices
----------

     5.1. Any notice, demand or other communication to be given hereunder shall be deemed to have been delivered (a) if given or made by letter, if by airmail within seven (7) days or if by local Hong Kong post within two
          (2) days from the date of posting; (b) if by hand when actually delivered to the relevant address: (c) if given or made by fax or electronic mail, when dispatched.

     5.2. Such notice shall be sent if by post or by hand to the last known address of either party or in the case of electronic transmission to the last known fax number or electronic mail address of either party.

6. Governing law
----------------

     6.1. This Agreement and all rights and obligations of the parties hereto shall be governed and construed in accordance with the Laws of Hong Kong and the parties hereto hereby submit to the jurisdiction of the Hong Kong Courts.


IN WITNESS whereof this Agreement has been executed on the day and year first above written.

SIGNED by /s/ Anthony Tobin        )              For and on behalf of
                                   )              MOMENTUM INTERNET INCORPORATED
for and on behalf of Momentum      )
                                   )              /s/ Anthony Tobin
Internet Inc. in the presence of:- )                     Authorized Signature(s)
/s/


SIGNED by Terrence Annamonthodo    )              For and on behalf of
                                   )              PARADYM ENTERPRISES LIMITED
for and on behalf of Paradym       )
                                   )              /s/
Enterprises Limited in the presence)                     Authorized Signature(s)
                                   )
of: /s/                            )

                                  Exhibit 10.44
                                  -------------

     THIS SHAREHOLDERS' AGREEMENT is made the 13th day of March 2000

     BETWEEN

     (1) Momentum Internet Inc. ( "MII ") a company incorporated under the laws of the British Virgin Islands and having a correspondence address at 12A, First Pacific Bank Centre, 56 Gloucester Road, Wanchai, Hong Kong

     (2) Bensley Ltd. ( "Bensley ") a company incorporated under the laws of the British Virgin Islands and having a correspondence address at Suite 16C, On Hing Building, 1-9 On Hing Terrace, Central, Hong Kong and

     (3) Paradym Enterprises Limited ("PEL"), a company incorporated under the laws of the British Virgin Islands and having a correspondence address at Suite 908B, Lippo Centre, Tower 2, 89 Queensway, Hong Kong.

     WHEREAS

     1. AsiaEnet Limited having its registered office situate at 12A First Pacific Bank Centre, 56 Gloucester Road, Wanchai, Hong Kong ("AsiaEnet") is a Hong Kong incorporated company with an authorized capital of HK$10,000 and a paid up capital of HK$100 divided into 100 shares of HK$1 each.

     2. AsiaEnet carries on the business of providing various internet services.

     3. As at the date hereof MII is the registered owner of 90 shares and Bensley is the registered owner of 10 shares in AsiaEnet.

     4. Pursuant to a Sales and Purchase Agreement of even date and made between MII and PEL, PEL has agreed to purchase 10 shares in AsiaEnet from MII on the terms and conditions contained in the Sales and Purchase Agreement

     5. AsiaEnet wishes to raise additional capital by the issue of another 900 shares and the parties hereto have agreed to subscribe for those shares on the terms and conditions contained in this Agreement.

     6. The parties are also desirous of entering into this Agreement to regulate the future relationship between each other and AsiaEnet's affairs.

     IT IS HEREBY AGREED

     1.   INTERPRETATION
          --------------

     1.1  In this Agreement unless the context otherwise requires:

     "Associate"
          means:

     (i) in relation to any company, any other company or company which is its Subsidiary or Holding Company or is a fellow Subsidiary of any such Holding Company or one in the equity capital of which it and/or such other company or companies taken together are directly or indirectly interested so as to exercise or control the exercise of 20 per cent or more of the voting power at a general meeting or to control the composition of a majority of the board of directors or the majority of votes of the board of directors; or

     (ii) in relation to any individual, means any company in the equity capital of which that individual is directly or indirectly interested so as to exercise or control the exercise of 20 per cent or more of the voting power at general meeting, or to control the composition of a majority of the board of directors and any other company which is its Subsidiary or Holding company or a fellow Subsidiary of any such Holding Company.

     "Board"
          at any time means the board of Directors at that time;

     "Completion"
          shall be on the date hereof;

     "Control"
          in relation to a body corporate, means the power of a person directly or indirectly to secure:

          (a) by means of the holding of shares or the possession of voting power (either at shareholder level or director level) in or in relation to that or any other body corporate; or

          (b) by virtue of any powers conferred by the Articles of Association or other document regulating that or any other body corporate,

          that the affairs of the first mentioned body corporate are conducted in accordance with the wishes of that person:

     "Directors"
          means at any time the directors of AsiaEnet at that time including where applicable any alternate directors;

     "Group"
          at any time means AsiaEnet and its Subsidiaries at that time;

     "Shares"
          means shares of HK$ 1.00 each in the capital of AsiaEnet;

     "Shareholders"
          means the parties hereto and includes any person who undertakes to be bound hereby pursuant to Clauses 8 and 9;

     "Subsidiaries" and "Holding Companies" in respect of a person means that person's subsidiaries or holding companies and for this purpose "subsidiaries" and holding companies have the meanings ascribed thereto in Section 2 of the Companies Ordinance of Hong Kong;

     1.2 In this Agreement, words importing the singular include the plural and vice versa, words importing one gender include both genders and the neuter and references to persons include bodies corporate or unincorporate.

     1.3 References in this Agreement to statutory provisions are references to those provisions as respectively amended or re-enacted from time to time (if and to the extent that the provisions as amended or re-enacted are for the purposes hereof equivalent to those provisions before such amendment or re-enactment) and shall include any provision of which they are re-enactments (if and to the extent aforesaid) and any subordinate legislation made under such provisions.

     1.4 References herein to "Clauses" and "Schedules" are to clauses of and schedules to this Agreement respectively and a reference to this Agreement includes a reference to each Schedule hereto.

     1.5 The headings and table of contents in this Agreement are for convenience only and shall not affect its interpretation.

     2.   ASIAENET
          --------

     2.1 The Shareholders hold, or will be allotted pursuant to the provisions of Clause 3 hereof, the number of Shares set out in respect of each Shareholder in Schedule 1.

     3.   ALLOTMENT OF SHARES
          -------------------

     3.1. MII, Bensley and PEL hereby agree on Completion to subscribe and pay for an additional 900 shares in AsiaEnet in the following proportions:

            a) MII: 720 shares
            b) Bensley: 90 shares
            c) PEL: 90 shares

     3.2. MII and Bensley hereby agree to subscribe at par value of HK$1 each per share

     3.3. PEL hereby agrees to subscribe at the price of US$8,888.89 per share.

     3.4. The parties hereto will execute letters of application for the aforesaid shares.

     3.5. MII together with its letter of application shall deposit the sum of HK$720 with AsiaEnet.

     3.6. Bensley together with its letter of application shall deposit the sum of HK$90 with AsiaEnet.

     3.7. PEL together with its letter of application shall transfer by telegraphic transfer the sum of US$800,000 to the bank account of AsiaEnet.

     3.8 On Completion MII and Bensley will procure that the Directors shall arrange the allotment and issue by AsiaEnet to the parties hereto the said 900 shares and shall deliver to the parties hereto share certificates in respect of the 900 shares.

     4.   THE BOARD
          ---------

     4.1  The Board will comprise a minimum of three directors.

     4.2  PEL will be entitled to appoint one director.

     4.3 The Chairman and Managing Director of AsiaE Net will be appointed by MII Voting at meetings of the Board shall be by way of directors vote and each of the directors shall have one vote at meetings of the Board. Each of the directors shall be entitled to nominate an alternate director and the parties shall procure that such nomination of an alternate director shall be unanimously approved by the board of directors. 4.4 Each Shareholder shall have the right to remove any Director appointed by it by notice in writing and by notice in writing to appoint another person to act in place of such Director in accordance with clause 4.5. Any Shareholder removing a Director shall be responsible for and shall indemnify the other Shareholders and AsiaEnet against any claim by such Director for wrongful dismissal (if any) arising out of such removal.

     4.5 Notice of any appointment or removal under this Clause shall be given to the other Shareholders and to AsiaEnet at its address given in this Agreement and within twenty-one(21) days after receipt of such notice the parties hereto shall join in procuring (so far as lies within their respective powers) that such action is taken as is necessary under the Articles to effect the appointment or removal concerned.

     4.6 The quorum for Board meetings and committee meetings shall be two Directors (or their alternates) of whom one Director is nominated by PEL and the second by MII.

     4.7 Any resolution of the Board in writing signed by all of the Directors shall be valid and effective as a resolution passed by the Board at a duly convened Board meeting. Any such resolution may be contained in one document or separate copies prepared and circulated for signature by the Directors.

     4.8 The control and ultimate management of AsiaEnet shall lie with the Board. The Directors shall be entitled to receive and to have access to all information regarding the affairs of AsiaEnet and its Subsidiaries.

     4.9 Subject to any statutory disqualification, no Director shall be removed during his term of office except by the Shareholder who appointed him provided that the requirements of clauses 4.2 and 4.3 continue to be satisfied.


     4.10 A Director may appoint an alternate Director in accordance with the Articles and such alternate shall, in the absence of the Director who appointed him, be treated for the purposes of this Agreement as if he were that Director. If an alternate is also a Director in his own right, he shall be entitled at any meeting of the Board to cast both his own vote(s) as a Director and the vote(s) of his appointers(s).

     4.11 Any person appointed as a Director under Clauses 4.2 and/or an alternate Director under Clause 4.10 shall give to AsiaEnet an address in Hong Kong for service of notices of Board meetings and shall be entitled to make full disclosure to the person appointing him of any information relating to AsiaEnet of which such appointee shall become aware in the course of his appointment.

     4.12 Unless all the Directors otherwise agree in writing (in accordance with the Articles), at least two (2) days' notice shall be given to each Director of each meeting of the Board which notice shall contain reasonable particulars of matters to be discussed at such meeting together with all relevant papers for discussion. Minutes of all meetings of the Board shall be circulated promptly to each Director following each meeting.

     4.13 Subject to compliance with all requirements of Hong Kong, meetings of the Board shall take place in Hong Kong unless otherwise agreed by the Board. Such Board meeting shall be at such time or times as may be required. Board meetings may take place by telephone or other means of telecommunication by virtue of which all participants are able to hear each other. Any such Board meeting may at the request of such number of Directors as together comprise a quorum of the relevant Board, be held in such manner.

     4.14 Other than reimbursements of reasonable expenses incurred, no salary or fees shall be paid to any of the Non-executive Directors relating to attendance at Board or general meetings of AsiaEnet or otherwise in relation to the performance of their duties as Directors.

     5.   BUSINESS OF ASIAENET
          --------------------

          The main business of AsiaEnet shall be as the holding company of the internet portal service named "Tigertooth.com", together with ancillary or related activities carried on, in each case, in accordance with the provisions of this Agreement.

     6.   INFORMATION TO SHAREHOLDERS

     6.1 Each Shareholder shall be entitled access to the books, records and documents of the Group at any reasonable time (unless the Board reasonably believes that such access by a Shareholder is contrary to the interests of the Group).

     6.2 The Board shall arrange for the preparation of management accounts of the Group every quarter and send such management accounts to every Shareholder by the twentieth day of the following quarter and send audited accounts annually to each Shareholder.

     6.3 The Board shall notify Shareholders of any offer which it considers reasonable, in its absolute discretion, received by it to acquire all or a substantial part of the issued share capital or the business of AsiaEnet.

     7.   SHAREHOLDERS' APPROVAL
          ----------------------

     7.1 The management of the business of AsiaEnet shall be vested in the Board, who may exercise all such powers and do all such acts and things pursuant to the powers and authorities expressly conferred by this Agreement or by the Articles or as may be exercised or done or approved by AsiaEnet.

     7.2 The quorum necessary to constitute a meeting of the Shareholders of AsiaEnet shall be two Shareholders of which one is a corporate representative of PEL.

     7.3 Unless all Shareholders agree in writing to shorter notice not less than five (5) working days' notice of a Shareholders meeting must be given to all Shareholders unless in the reasonable opinion of the Directors any of the business on the agenda of the meeting is likely to have a material direct effect on the value of the Shares in which case not less than fourteen (14) days' notice of the meeting shall be given to the Shareholders.

     7.4 AsiaEnet shall not, and shall procure that no member of the Group shall, carry out any of the following save with the prior approval by resolution of Shareholders holding in aggregate not less than sixty
          (60) percent of the issued Shares at the time the resolution is passed:

          (a) the incurring of capital expenditure by any Group company of over US$100,000 on any item or US$250,000 in any financial year of AsiaEnet;

          (b) any public offer for sale of the issued or new shares of AsiaEnet or its Subsidiaries or application for listing of the shares of AsiaEnet or its Subsidiaries on any recognized stock exchange;

          (c) approving and/or adopting any financial statements which are in any wayqualified;

          (d) the declaration of a dividend or making of any other distribution toshareholders;

          (e) the giving of any guarantee or indemnity or any mortgage, charge, pledgeor other security or granting or permitting to arise any encumbrance over any of the assets of any Group company except for the exclusive benefit of the Group;

          (f) the sale or other disposal of any of the issued share capital of AsiaEnet;

          (g) the sale or other disposal of material parts of any of the databases to be assembled by AsiaEnet, beyond the normal course of business;

          (h) the entry into or variation of any contract or arrangement (whether legally binding or not) with any of its Directors, senior management or any Shareholder or with any Associate of a Director or Shareholder, including, without limitation, the granting of any option or other right to acquire or call for the issue of Shares; and

          (i) the borrowing of any money in excess of a sum equivalent to thirty (30) percent or more of the issued and paid up share capital of AsiaEnet.

     7.5 AsiaEnet shall not, and shall procure that no member of the Group shall, borrow any money in excess of the sum equivalent to fifty (50) per cent of the paid up issued share capital of AsiaEnet, save with the prior approval by resolution of Shareholders holding in aggregate not less than sixty (60) per cent of the issued Shares at the time of the resolution.

     7.6 The parties to this Agreement shall procure that the Articles are amended to reflect the provision of this Clause 7.

     8.   FUNDING THE BUSINESS OF ASIAENET
          --------------------------------

     8.1  AsiaEnet shall be funded by:

          -    paid up share capital;
          - loans from Shareholders provided that no Shareholder shall be obliged to advance any loan to AsiaEnet;
          -    advances and credit from third parties; and
          -    further issues of Shares.

     8.2 Subject to AsiaEnet's Memorandum of Association, the Articles and Clause 2, the Board may increase the authorized share capital of AsiaEnet and may allot and issue new Shares provided that if the Board or AsiaEnet wishes to issue any Shares, such Shares shall, before issue, be offered to the Shareholders in proportion as nearly as circumstances will admit to the number of Shares held by each of them at that time respectively. The offer, which shall be in writing, shall specify the number of shares offered and the price per Share and limit the time (not being less than 21 days after service) within which the officer, if not accepted, will be deemed to have been declined. After the expiration of that time, or on the receipt of an intimation from a Shareholder that it declines to accept the Shares offered, the Board shall offer the Shares so declined or deemed to have been declined in like manner (except that the period which may be specified as the time within which such further offer, if not accepted, will be deemed to have been declined may be less than 21 days but shall be not less than seven days after service) to Shareholders other than those who have so declined or who are deemed so to have declined.

     8.3 The Shareholders (if more than one) entitled to such Shares so declined or deemed to have been declined shall be entitled to them in the proportion as nearly as circumstances will admit to the number of Shares then held by them respectively. If any of the Shares comprised in such further offer are declined or deemed to be declined, the Board shall again offer the Shares so declined or deemed to have been declined in this manner and this procedure shall be repeated as often as may be necessary so long as at least one Shareholder for the time being shall not have declined or be deemed to have declined any such offer.

     8.4 If, after this procedure has been exhausted as aforesaid, any of the Shares remain undisposed of to any of the Shareholders, the Board may dispose of those Shares in such manner as it considers most beneficial to AsiaEnet but not in any event at a price lower than that at which the Shares were originally offered to the Shareholders.

     8.5 The Board shall be entitled, in its discretion, instead of making successive offers to Shareholders as aforesaid to permit each Shareholder who accepts in full the first such offer simultaneously to apply for any of the Shares so offered to the other Shareholders which are declined or deemed to be declined by such other Shareholders (each such application being referred to in this Clause as an "excess application"); provided that, in the event of the aggregate number of Shares the subject of the excess applications exceeding the aggregate number of Shares which are so declined or deemed to be declined, acceptances by the Board of the excess applications shall be in the proportions as between the Shareholders making the excess applications which would have resulted had successive offers been made as aforesaid and had each such offer been accepted by each of such Shareholders in full or to such lesser extent as would avoid the aggregate cumulative amount of such Shareholders' acceptances exceeding the amount of such Shareholder's excess application. If the Board exercises its discretion under this Clause 8.6 it must do so (and notify the Shareholders of such exercise) prior to the first offer of Shares to Shareholders pursuant to Clause 8.3.

     8.6 If any Shares are to be issued to a third party pursuant to the provisions of this Clause,the directors shall require as a condition precedent to the allotment that the third party shall undertake by deed expressed to be supplemental to this Agreement to be bound by the terms of this Agreement (including this Clause.).

     9.   TRANSFER OF SHARES
          ------------------

     9.1 No Share or any interest in any Shares' may be sold, assigned, transferred or otherwise disposed of, save as set out herein, except if the Shares are listed on any recognized stock exchange, upon which listing, this Clause 9 shall cease to have effect, unless the Shareholders otherwise agree in writing.

     9.2 No Shareholder shall create or permit any mortgage, charge, pledge, lien, encumbrance or other security interest on or over or in respect of all or any of the Share held by it.

     9.3 Subject to Sub-clause 9.4, each Shareholder may, or may jointly with other Shareholders, at any time transfer all (but not part only) of its or their Shares to any one of its or their wholly-owned subsidiaries, or if the Shareholder is a natural person to a company wholly-owned by that person or wholly-owned jointly with other Shareholders, (such subsidiary or company wholly owned by a natural person being referred to in this Clause only as a "Subsidiary"), provided always that

          (a) before such transfer takes place the Subsidiary shall have agreed in writing with AsiaEnet that if the Subsidiary ceases to be Subsidiary of the original transferor(s) it shall give notice of such proposed cessation and forthwith transfer or procure the transfer of the relevant Shares back to the original transferor(s); and

          (b) the transferring Shareholder(s) shall remain liable for any and all of its or their obligations under this Agreement.

     9.4 Subject to Clause 2 and Sub-clause 9.5, if any Shares (or any interest in any Shares) are proposed to be transferred to a third party (including a Subsidiary) pursuant to the provisions of this Clause:

          (a) the Board shall be entitled, as a condition precedent to the registration of the relevant transfer to call upon the transferor to furnish the Directors with such evidence as the Directors may reasonably require as to the identity of the relevant third party, the amount proposed to be paid by the relevant third party for such Shares and any rebates, deductions, allowances or commissions payable in respect of the relevant transfer;

          (b) the Board shall be entitled to refuse to register the Shares which the transferor proposes to transfer to such third party if the Board in its absolute discretion so determines; and

          (c) the transferor shall as a condition precedent thereto procure that the third party acquiring Shares shall undertake by deed expressed to be supplemental to this Agreement with the other parties for the time being hereto to be bound by the terms of this Agreement.

     9.5 Subject to Sub-Clause 9.3 and Clause 11, the Shareholders shall transfer their shares according to the following procedure:

          (a) before transferring any Shares the Shareholder proposing to transfer them (the "Proposing Transferor") shall give a notice in writing (a "Transfer Notice") to AsiaEnet that it desires to transfer them and specify the sum which it considers to be the fair value of the Shares offered for sale, and the Transfer Notice shall constitute AsiaEnet the agent of the proposing Transferor, together with all rights than attached thereto, for the sale of all the Shares then held by the Proposing Transferor (the "Sale Shares") to any other Shareholders, at the price proposed, or if applicable at the value to be fixed in accordance with Sub-clause 9.10 (the "Sale Price"). A Transfer Notice must relate to all and not part only, of the Shares held by the Proposing Transferor and once given or deemed to be given shall be irrevocable except with the consent of the Board for the purposes of which consent directors nominated by the Proposing Transferor shall be unable to vote;

          (b) the Sale Shares shall be offered by AsiaEnet in the first instance for purchase at the Sale Price to all the Shareholders (other than the Proposing Transferor) in proportion to the aggregate number of Shares held by each of them respectively. At the expiration of the time limit of such offer for the acceptance of such Shares (being 21 days after service), the balance (if any) of the Sale Shares offered but not accepted shall be offered for purchase in line manner (except that the period which may be specified as the time within which such further offer, if not accepted, will be deemed to have been declined may be less than 21 days but shall be not less than seven days after service) to the Shareholders who have accepted all the Shares offered to them; and

          (c) those Shareholders (if more than one) shall be entitled to purchase the balance of the Sale Shares in the proportion as nearly as circumstances will admit to the aggregate number of Shares held by each of them respectively. If any of the Shares comprised in such further offer are declined or deemed to be declined, the Board shall again offer the Shares so declined or deemed to be declined as provided above and this procedure shall be repeated as often as may be necessary so long as at least one Shareholder shall not have declined or be deemed to have declined any such offer.

     9.6 (a) If one or more Shareholders shall have accepted the offer or offers made by AsiaEnet on behalf of the Proposing Transferor to purchase all of the Sale Shares at the Sale Price (any such Shareholder being called a "Purchaser") AsiaEnet shall give notice in writing thereof to the Proposing Transferor who shall be bound, upon payment of the prescribed price, to transfer such Shares to the respective Purchasers thereof.

          (b) Every such notice shall state the name and address of the Purchaser or Purchasers and the number of Shares agreed to be purchased by him or them and the purchase shall be completed at a place and time to be appointed by the Board, not being less than seven days nor more than 21 days after the date of such notice, and the proposing Transferor shall thereupon hand over to the Purchaser a transfer or transfers in his or their favour in respect of the Shares duly executed by it together with the certificate for such shares; and

          (c) if a Proposing Transferor, after having become bound to transfer any Share to a purchaser, shall default in transferring it the Board may authorize some person to execute on behalf of and as agent for the Proposing Transferor any necessary transfer and may receive the purchase money and shall thereupon cause the-name of the purchaser to be entered in the register as the holder of such Share and hold the purchase money in trust for the Proposing Transferor.

     9.7 If AsiaEnet has not received acceptances by Shareholders to purchase all of the Sale Shares at the Sale Price the Proposing Transferor shall be entitled to retain all of the Sale Shares or at any time within 60 days after the expiry of the period in which the Sale Shares were offered to other Shareholders to:

          (a) accept the offer from the Shareholders to purchase that part of the Sale Shares at the Sale Price that they have offered to purchase and either retain the balance or sell the balance to a third party approved in writing by the Board in advance of the proposed transfer at a price not less that the Sale Price
               (without any deduction, rebate or allowance) and otherwise on terms no more favourable than those described in the Transfer Notice; or

          (b) sell all of the Sale Shares to any one person at a price not less than the Sale Price (without any deduction, rebate or allowance) and otherwise on terms no more favourable than those described in the transfer notice, provided that, if the proposed transferee is not a Shareholder, the approval in writing of the board of the proposed transfer is obtained before the Sale Shares are transferred.

     9.8 Forthwith upon the sale of Shares by a Shareholder the transferee shall use its best endeavors to procure that any guarantee given by the transferor of those Shares in respect of the obligations of AsiaEnet is released in proportion to the Shares sold and replaced by such other several guarantee or security as shall be acceptable to the relevant recipient of the original guarantee. Pending replacement of such guarantee (or portion thereof) the transferee shall indemnify the transferor of the Shares from liability thereunder (or under the relevant part thereof) relating to periods from the date of transfer.

     9.9  If any difference shall arise between the Proposing Transferor and the
          Directors   appointed  by   Shareholders   other  than  the  Proposing
          Transferor as to the fair value of the Sale Shares then:

          (a) the fair value shall be fixed by an independent person jointly appointed by the Proposing Transferor and AsiaEnet or, if they cannot agree on a mutually acceptable person within seven (7) days of the difference arising, then by a firm of certified public accountants to be nominated by the President for the time being of the Hong Kong Society of Accountants, who when appointed or nominated and in certifying the sum which in his opinion is the fair value of the Sale Shares shall be considered to be acting as an expert and not as an arbitrator and whose costs shall be borne by AsiaEnet; and

          (b) the value so fixed shall be the fair value calculated as at the date of the Transfer Notice upon the basis of an open market sale of the Shares between an unconnected willing but not anxious buyer and an unconnected willing but not anxious seller, both having the same full knowledge and all relevant data, and on the assumption that the purchaser had no other interest in AsiaEnet and that AsiaEnet would continue in business as a going concern. Such value will then be pro rated, to determine the value of the particular Sale Shares which are proposed to be sold.

     9.10 Upon appointment or nomination (and acceptance of such appointment or nomination) of an independent person in accordance with Sub-clause 9.10:

          (a) that person must complete the required valuation and deliver the same to the Proposed Transferor and AsiaEnet within 30 days of the acceptance of his appointment or nomination or such other period as the Proposed Transferor and AsiaEnet may agree;

          (b) that person must take into account in addition to these matters specified in Sub-clause 9.10 all relevant facts, matters and circumstances in arriving at his valuation;

          (c) AsiaEnet and the Proposed Transferor must promptly provide all information which the nominated valuer may request and must not unreasonably withhold such information or otherwise delay the preparation of the valuation.

     9.11 In any case where a Transfer Notice is deemed to be served on behalf of the Proposing Transferor the Directors shall obtain a report from an independent person as to the fair value of the Shares offered in accordance with Sub-clauses 9.10 and 9.11 and this shall constitute the Sale Price therefor.

     9.12 The parties to this Agreement shall procure that the Articles are amended to reflect the provisions of this Clause 9.

     10.  CONFIDENTIALITY AND ANNOUNCEMENTS
          ---------------------------------

     10.1 Subject to the provisions of Clause 10.4, each party shall, and shall procure its Associates and advisers will, treat in confidence all non-public information regarding the Group contained in written documents and materials ("Confidential Material") which they may obtain from the Group or any other party and in the event that this Agreement is not completed or this Agreement is rescinded or otherwise terminated, will return such Confidential Material to the party providing them.

     10.2 Subject to the provisions of Clause 10.4, each of the Shareholders and AsiaEnet hereby undertakes to each other party to this Agreement that it will not, and will procure that none of its Subsidiaries will, at any time after the date of this Agreement, divulge or communicate to any person other than to its professional advisers, to regulatory bodies or when required by law, or to officers or employees of AsiaEnet whose province it is to know the same or on the instructions of the board of directors of AsiaEnet, any confidential information concerning the business, accounts, finance or contractual arrangements or other dealings, transactions or affairs of the Group which may be within or may come to its knowledge and it shall use its best endeavors to prevent the publication or disclosure of any such confidential information concerning such matters.

     10.3 Any announcement by any party required to be made pursuant to any relevant law or the requirements of any relevant stock exchange shall be issued only after such prior consultation with the other parties as is reasonably practicable in the circumstances.

     10.4 Nothing in this Clause shall prohibit any Shareholder from making any publicity announcements relating to its interest in AsiaEnet and the general nature of AsiaEnet's business from time to time (without disclosing confidential information of AsiaEnet) provided that the prior consent of the other Shareholders to such publicity or announcement is obtained (which consent shall not be unreasonably withheld or delayed).

     11.  ARBITRATION
          -----------

          Where the parties agree that arbitration is a more suitable method of resolving any dispute, claim, controversy or difference arising out of or in connection with this Agreement which cannot be settled by mutual agreement or friendly consultation, a party hereto shall give the other parties written notice of its intent to resolve such matter by arbitration and such matter shall be finally settled by arbitration. Such arbitration shall be held in Hong Kong, in English, and shall be referred to the President for the time being of the Hong Kong Society of Accountants. This Agreement shall be governed by and construed in accordance with the laws of Hong Kong.

     12.  COMPETITION
          -----------

          The Shareholders acknowledge that the Group shall be the primary vehicle for the exploitation of their business relating to the provision of information and services on the Internet and each party agrees that for so long as it remains a Shareholder and for one year thereafter it will not carry on the business of providing information and services on the Internet such as are to be provided by AsiaEnet or anything which may reasonably be regarded as similar or may represent competition to the proposed business of AsiaEnet as set out in the said business plan, save and except through the Group.

     13.  CHANGE OF CONTROL
          -----------------

          If a change of Control occurs in respect of any Shareholder, such Shareholder shall forthwith notify AsiaEnet and the other Shareholders of the fact.

     14.  TERM
          ----

     14.1 This Agreement shall continue in force from the date hereof unless otherwise terminated in accordance with its terms.

     14.2 If any party shall be in breach of the terms and conditions of this Agreement and shall fail to cure such breach with a period of thirty
          (30) days from the date on which any other party shall have given it and each other party written notice thereof referring to this sub-Clause, then any other party or parties holding in aggregate at least one half of the issued Shares (excluding those held by the party in default) may terminate this Agreement forthwith by written notice to that effect (referring to this sub-Clause) to all other parties, given at any time after the end of the thirty day period.

     14.3 With the consent of the majority vote of the Shareholders (other than the party who wishes to withdraw) any party may withdraw from this Agreement forthwith by written notice to that effect (referring to this sub-clause) to all other parties, given at any time after the happening of any of the following events:

          (a)  if the right of any party to make or  continue  to  maintain  its
               investment    shall   be    denied    or    withdrawn    by   any
               statutory/governmental authority; or

          (b) the seizure, liquidation, bankruptcy or insolvency of AsiaEnet or of any of the parties, or the appointment of a trustee, receiver or liquidator for substantially all of the assets or the business of AsiaEnet or of any Shareholder (or anything analogous thereto).

     14.4 Any Shareholder  who withdraws from this Agreement  pursuant to Clause
          14.3 shall be deemed to have given a Transfer Notice in respect of all the Shares beneficially held by it.

     14.5 The provision of Clause 9 shall have effect, mutatis mutandis, to a Transfer Notice deemed to have been given pursuant to this Clause 14 with references to the proposing Transferor being construed as references to the Shareholder deemed to have given the Transfer Notice pursuant to this Clause 14.

     15.  RELATIONSHIP BETWEEN THIS AGREEMENT AND THE MEMORANDUM OF ARTICLES
          ------------------------------------------------------------------

          In the event of any conflict or inconsistency between the Memorandum and Articles of Association of AsiaEnet and this Agreement, the provisions of this Agreement shall prevail.

     16.  SEVERABILITY
          ------------

          The various provisions of this Agreement are severable and if any provision is held to be invalid or unenforceable by any court of competent jurisdiction then such invalidity or unenforceability shall not affect the remaining provisions of this Agreement.

     17.  NOTICES
          -------

     17.1 Each notice, demand or other communication given or made under this Agreement shall be in writing and delivered by hand or sent by post (airmail if overseas) or by facsimile transmission to AsiaEnet at its registered address and to any other party at its address or fax number set out in Schedule 2 (or such other address or fax number as the addressee has by five (5) days' prior written notice specified to the other parties).

     17.2 Any notice, demand or other communication so addressed to the relevant party shall be deemed to have been delivered (a) if given or made by letter, when in the ordinary course of the postal service it would first be received by the addressee in normal business hours; and (b) if given or made by fax, when dispatched.

     18.  TIME OF ESSENCE
          ---------------

          Time shall be of the essence of this Agreement, both as regards the dates and periods specifically mentioned and as to any dates and periods which may, by agreement in writing between the parties hereto, be substituted therefor.

     19.  COSTS
          -----

          Each party shall bear its own legal and professional fees, costs and expenses incurred in connection with this Agreement.

     20.  ASSIGNMENT
          ----------

          This Agreement shall be binding on and shall enure for the benefit of the successors and assigns of the parties hereto but shall not be capable of being assigned by any party without the written consent of all other parties.

     21.  ENTIRE  AGREEMENT
          -----------------

          This Agreement sets forth the entire agreement and understanding between the parties in relation to the subject matter of this Agreement and supersedes and cancels in all respects all previous agreements, letters of intent, correspondence, understandings, agreements and undertakings (if any) between the parties hereto with respect to the subject matter hereof, whether such be written or oral.

     22.  COUNTERPARTS
          ------------

          This Agreement may be signed in two or more counterparts, all of which taken together shall constitute one and the same instrument.

     IN WITNESS whereof this Agreement has been executed on the day and year first above written.

SIGNED by  /s/ Anthony Tobin             )        For and on behalf of
                                         )        MOMENTUM INTERNET INCORPORATED
for and on behalf of Momentum            )
                                         )        /s/ Anthony Tobin
Internet Inc. in the presence of:        )               Authorized Signature(s)


SIGNED by Julie Siu Shan Edwards,        )        For and en behalf of
                                         )        BENSLEY LIMITED
director of Larville Ltd., for and on    )           For and on behalf of
                                         )             LARVILLE LIMITED
behalf of Bensley Ltd. in the            )        /s/
presence of: -)                          )               Authorized Signature(s)



SIGNED by Terrence Annamunthode          )        For and on behalf of
                                         )        PARADYM ENTERPRISES LIMITED
for and on behalf of Paradym             )
                                         )        /s/
Enterprise Limited in the presence of:   )               Authorized Signature(s)

                                   Schedule 1
                                   ----------

                                                                   Percentage of
                  Shareholders               No. of shares          shareholding
                  ------------               -------------         -------------

      1.      Momentum Internet Incorporated     800                   80%

      2.      Bensley Ltd.                       100                   10%

      3.      Paradym Enterprises Ltd.           100                   10%
                                                 ----                  ---
              TOTAL issued shares:             1,000                  100%

                                   Schedule 2
                                   ----------

      1.      Momentum Internet Incorporated
      --------------------------------------

      Correspondence address:       12A First Pacific Bank Centre,
                                    56 Gloucester Road, Wanchai, Hong Kong.
      Telephone No.         :       2866 9323
      Facsimile No.         :       2866 8137
      E-mail                :       tony@PINmail.com

      2.      Bensley Ltd.
      --------------------

      Correspondence address:       Suite C, 16(degree)' Floor On Hing Building,
                                    1-9 On Hing Terrace, Central, Hong Kong
      Telephone No.         :       2522 9118
      Facsimile No.         :       2810 1703
      E-mail                :       compsec.netvigator.com
                                    ----------------------

     3.       Paradym Enterprises Limited
     ------------------------------------

      Correspondence address:       Suite 908B, Lippo Centre, Tower 2,
                                    89 Queensway, Hong Kong
      Telephone No.         :       2521 7218
      Facsimile No.         :       2521 2626
      E-mail                :       terrence@ltermgroup.com
                                    -----------------------