Form 10-Q
period 2000-06-30
ZIASUN TECHNOLOGIES INC
filed 2000-08-17
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2000; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of June 30, 2000, there were 32,330,170 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     This Form 10-Q has 31 pages, the Exhibit Index is located at page 27.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and changes in its financial position from inception through June 30, 2000, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                          Index to Financial Statements
                          -----------------------------

                                                                          Page
                                                                          ----

     Balance Sheets .....................................................  3
     Statements of Operations ...........................................  5
     Statements of Stockholders' Equity .................................  7
     Statements of Cash Flows ...........................................  9
     Notes to the Financial Statements ..................................  11

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                               June 30,           December 31,
                                                 2000                1999
                                          -------------------  -----------------
                                             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents              $        9,312,769   $     11,652,505
   Trade receivables, net                          1,423,160          1,145,960
   Interest receivable                                16,750              8,333
   Inventory                                          16,923             18,239
   Marketable securities                             836,157            540,234
   Prepaid expenses                                  535,206            131,772
                                          -------------------  -----------------

     Total Current Assets                         12,140,965         13,497,043
                                          -------------------  -----------------

EQUIPMENT

   Printing equipment                                293,193            289,443
   Machinery and equipment                           711,553            393,091
   Office equipment                                  299,025            153,734
   Vehicles                                           65,773             17,163
   Leasehold improvements                            261,830            138,841
   Less: accumulated depreciation                   (587,367)          (197,053)
                                          -------------------  -----------------

     Total Equipment                               1,044,007            795,219
                                          -------------------  -----------------

OTHER ASSETS

   Marketable securities                           3,966,413             -
   Equity investment                                 729,517            254,195
   Goodwill - net                                115,405,314          4,667,623
   Receivables - related parties                     879,447             88,679
   Other assets                                      260,735            664,088
                                          -------------------  -----------------

     Total Other Assets                          121,241,426          5,674,585
                                          -------------------  -----------------

     TOTAL ASSETS                         $      134,426,398   $     19,966,847
                                          ===================  =================



     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               June 30,            December 31,
                                                 2000                 1999
                                          -------------------  -----------------
                                              (Unaudited)
CURRENT LIABILITIES

   Accounts payable                       $        1,595,542  $       1,382,757
   Related party payable                             300,000            690,000
   Taxes payable                                   3,030,733          2,083,763
   Deferred income                                    20,300             74,100
   Line of credit                                    158,988             -
                                          -------------------  -----------------

     Total Current Liabilities                     5,105,563          4,230,620
                                          -------------------  -----------------

     Total Liabilities                             5,105,563          4,230,620
                                          -------------------  -----------------

MINORITY INTEREST                                  1,195,414             -
                                          -------------------  -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized of $0.001
  par value, 32,433,670 and 22,205,018 shares issued
  and outstanding, respectively                       32,434             22,205
 Additional paid-in capital                      120,620,090         12,504,547
 Treasury stock, 63,200 shares                       (34,030)           (34,030)
 Other comprehensive income                           57,702             54,230
 Deferred compensation                               (20,000)           (30,000)
 Stock subscription receivable                       (25,000)            -
 Retained earnings                                 7,494,225          3,219,275
                                           ------------------  -----------------

     Total Stockholders' Equity                  128,125,421         15,736,227
                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                              $     134,426,398   $     19,966,847
                                           ==================  =================


     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the Six Months Ended     For the Three Months Ended
                                                           June 30,                       June 30,
                                                  ---------------------------   ---------------------------
                                                      2000           1999           2000           1999
                                                  ------------   ------------   ------------   ------------

SALES, NET                                        $29,178,322    $ 8,916,206    $15,063,131    $ 8,570,320

COST OF GOODS SOLD                                 18,066,291      5,739,953     10,602,377      5,382,530
                                                  ------------   ------------   ------------   ------------

       Gross Margin                                11,112,031      3,176,253      4,460,754      3,187,790
                                                  ------------   ------------   ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization expense            3,000,718         99,599      2,912,358         49,800
   Bad debt expense                                    30,000         -              22,790         -
   Consulting fees - related party                     -             111,640         -              81,640
   General and administrative                       3,598,622      1,474,927      1,371,368      1,423,197
                                                  ------------   ------------   ------------   ------------

     Total Operating Expenses                       6,629,340      1,686,166      4,306,516      1,554,637
                                                  ------------   ------------   ------------   ------------

     Gain (Loss) from Operations                    4,482,691      1,490,087        154,238      1,633,153
                                                  ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Gain (loss) on equity investment                   (24,678)        (1,760)       (12,339)        -
   Unrealized gain on marketable securities         3,328,339         -           3,282,859         -
   Realized gain on marketable securities              -             399,843         -             427,726
   Rental income                                       -              71,421         -              10,521
   Interest and dividend income                       170,705         28,996         76,316         26,793
                                                  ------------   ------------   ------------   ------------

     Total Other Income (Expense)                   3,474,366        498,500      3,346,836        465,040
                                                  ------------   ------------   ------------   ------------

MINORITY INTEREST                                      -              -              -              -
                                                  ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                   7,957,057      1,988,587      3,501,074      2,098,193

INCOME TAXES                                        3,150,451        896,024        938,399        895,150
                                                  ------------   ------------   ------------   ------------

INCOME BEFORE DISCONTINUED                          4,806,606      1,092,563      2,562,675      1,203,043
OPERATIONS                                        ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS                              (531,656)       (43,936)      (320,123)       (63,680)

NET INCOME                                          4,274,950      1,048,627      2,242,522      1,139,363
                                                  ------------   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment              3,472          3,768          2,426          3,768
                                                  ------------   ------------   ------------   ------------

NET COMPREHENSIVE INCOME                          $ 4,278,422    $ 1,052,395    $ 2,244,978    $ 1,143,131
                                                  ============   ============   ============   ============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)


                                                   For the Six Months Ended      For the Three Months Ended
                                                            June 30,                      June 30,
                                                  ---------------------------   ---------------------------
                                                      2000           1999          2000            1999
                                                  ------------   ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,268,927     21,565,417     32,308,670     22,200,833
                                                  ============   ============   ============   ============

   Continuing                                     $      0.18    $      0.05    $      0.08    $      0.05
   Discontinued                                         (0.02)         (0.00)         (0.01)         (0.00)
                                                  ------------   ------------   ------------   ------------

BASIC INCOME PER SHARE                            $      0.16    $      0.05    $      0.07    $      0.05
                                                  ============   ============   ============   ============

FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                      27,318,927     25,488,334     32,358,670     26,227,250
                                                  ============   ============   ============   ============

   Continuing                                     $      0.18    $      0.04    $      0.08    $      0.04
   Discontinued                                         (0.02)         (0.00)         (0.01)         (0.00)
                                                  ------------   ------------   ------------   ------------

FULLY DILUTED INCOME PER SHARE                    $      0.16    $      0.04    $      0.07    $      0.04
                                                  ============   ============   ============   ============

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                                   (Unaudited)


                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       ----------------      Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------

Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  105,575,952       -         -            -           -              -       105,585,772

Purchase of Asia
Internet and Asia
Prepress                  250,000      250    1,499,750       -         -            -           -              -         1,500,000

Common Stock issued
for services               30,000       30      299,970       -         -            -           -              -           300,000

Stock option exercised     25,000       25       49,975       -         -            -         (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       3,472          -           -              -             3,472

Net income for the
six months ended
June 30, 2000                -         -           -          -         -            -           -           4,274,950    4,274,950
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------

Balance,
June 30, 2000          32,433,670  $32,434 $120,620,090    $(34,030) $  57,702    $(20,000)  $  (25,000)     $7,494,225 $128,125,421
                       ==========  ======== ===========    ========= ===========  =========  ============   =========== ===========


     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                     2000           1999
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $ 4,274,950    $ 1,048,627
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                 3,218,674        317,481
     Bad debt expense                                                 37,790        100,000
     Loss on equity investment                                        24,678          1,760
     Unrealized gain on marketable securities                     (3,328,339)        -
     Currency translation adjustment                                   3,472          3,768
     Common stock issued for services                                300,000         -
     Minority interest                                                 9,991         -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                     (323,407)       447,264
     (Increase) decrease in inventory                                  1,316         27,104
     (Increase) decrease in prepaids                                (403,434)      (322,800)
     Purchase of marketable securities                              (933,997)        -
     (Increase) decrease other assets                                403,353        236,123
     Increase (decrease) in accounts payable and
      accrued expenses                                               212,785         77,025
     Increase (decrease) in taxes payable                            946,970      1,227,965
     Increase (decrease) in deferred income                          (53,800)        56,710
     (Increase) decrease in receivable - related party receivable   (790,768)       734,265
                                                                 ------------   ------------

       Net Cash Provided by (Used In) Operating Activities         3,600,234      3,955,292
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equity investment                                    (500,000)        -
   Purchases of property and equipment                              (369,893)      (360,197)
   Purchase of consolidated subsidiaries                          (5,554,065)        -
                                                                 ------------   ------------

       Net Cash (Used in) Investing Activities                    (6,423,958)      (360,197)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Line of credit                                                    158,988         -
   Sale of the Company's common stock by a subsidiary                 -             443,398
   Proceeds from borrowings - related parties                      6,000,000        690,000
   Cash acquired in purchase of subsidiaries                          -             211,757
   Proceeds from exercise of stock options                            25,000         25,000
   Repayment to related party                                     (5,700,000)        -
                                                                 ------------   ------------

       Net Cash Provided by Financing Activities                     483,988      1,370,155
                                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH                                   (2,339,736)     4,965,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  11,652,505        517,781
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 9,312,769    $ 5,483,031
                                                                 ============   ============


     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     2000           1999
                                                                 ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                      $    -         $    -
   Income taxes                                                  $    -         $    -

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                     $107,085,772   $  3,125,000
   Issuance of common stock for related party payable            $    690,000   $    -



     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - MATERIAL EVENTS

          On April 21, 2000, in conjunction with the appointment of Allen D. Hardman as the President and CEO of the Corporation, Mr. Hardman received an increase in his annual salary to $200,000. Additionally, Mr. Hardman was granted an option to purchase an additional 50,000 shares of common stock of the Corporation pursuant to the terms of the corporation's 1999 Stock Option Plan.

          The exercise price shall be the closing price as of July 1, 2000, with such grants effective July 1,2 000; said options shall vest and be exercisable immediately and exercisable with regard to the remaining
          50% of said shares as of May 1, 2002; and said options shall be exercisable for a period of seven (7) years from the date of the grant (i.e. until June 30, 2007).

          On July 3, 2000, pursuant the terms of the Non-Qualified Stock Option Agreement of Allen D. Hardman, Mr. Hardman has exercised the third years vested options to purchase 25,000 shares of common stock at the price of two dollars ($2.00) per share.

          At the special meeting of the directors, held in Salt Lake City, Utah on April 21, 2000, the Company agreed that in the event that the Company consummated the agreement between the Company and the McKenna Group, that it would compensate Credico, Inc., a Nevada corporation, owned and controlled by Bryant D. Cragun, a member of the advisory board of ZiaSun and Hans Von Meiss, a director of the Company, an aggregate of 100,000, for their efforts and services in locating, negotiating and assisting in the consummation of this such agreement.

          On July 3, 2000, the Company entered into a Venture Fund Agreement with the McKenna Group and the Company issued a total of 100,000 shares of common stock to Credico Inc., and Hans Von Meiss, as previously agreed to.

          The Company is authorized to utilize a portion of its cash reserves, from time to time, to purchase in the open market, and retire up to one million (1,000,000) shares of its common stock.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 - MATERIAL EVENTS (Continued)

     Sale of Momentum Internet, Inc. to Vulcan Consultants Limited
     -------------------------------------------------------------

          Momentum Internet, Inc., ("MII"), is a wholly-owned subsidiary of ZiaSun, which was acquired on October 5, 1999, from Vulcan Consultants Limited ("Vulcan"), in a stock-for-stock exchange.

          Vulcan has contacted the Company and expressed an interest in acquiring all of the stock of MII from the Company whereby Vulcan would own MII, including all of its subsidiaries, websites, business interests, contracts and liabilities associated with MII.

          The board of directors of the Company has determined that MII has not met the expectations of the Company with regard to its growth and generation of revenues and has determined that it is in the best interest of the Company and its shareholders to sell MII back to Vulcan.

          Whereas, the Company has negotiated and reached an agreement with Vulcan whereby Vulcan will acquire all of the issued and outstanding shares of MII, consisting of one (1) ordinary share, held by the Company, in consideration of 725,000 restricted shares of ZiaSun, owned and held by Vulcan, conditioned upon among other things, that concurrently with the closing of sale that (i) Anthony Tobin execute any and all documents, agreements and resolutions which required Mr. Tobin's signatures, (ii) that MII execute any and all required documentation, including the Registrant Name Change Agreement, to transfer all rights of ownership and interest in the corporation's website "Ziasun.com" for which MII was acting as the corporation's website master; and (iii) Swiftrade, a subsidiary of MII, repay the $500,000 it borrowed from MAI, a subsidiary of ZiaSun with $200,00 due and payable on closing and the balance of $300,000 due and payable on or before September 30, 2000, with the payment of said $300,000 being secured by a pledge of the preferred stock of West America Securities which is owned by Swiftrade.

     Acquisition of Seminar Market Group, Inc.
     -----------------------------------------

          Seminar Market Group, Inc., a Utah Corporation ("SMG") is a marketing group comprised of various marketing and promotional personnel, consultants, and speakers who provide services to Online Investors Advantage, Inc. ("Online"), a wholly-owned subsidiary of the Company.

          The board of directors of the Company has determined that it is in the interest of the Company and its shareholders to acquire SMG wherein SMG will become a wholly- owned subsidiary of the Company.

          The shareholders of SMG have indicated that they are amiable to an acquisition of SMG in exchange for 770,000 restricted shares of the common stock, $0.001 par value per share of the Company, provided that said shares be subject to piggy back registration rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

June 30, 2000 and December 31, 1999
-----------------------------------

Changes in Financial Condition
------------------------------

     On December 31, 1999 the Company sold Asia4sale to Internet Ventures, Ltd. for $5,000,000 cash and 2,700,000 shares of Asia4Sale.com, Ltd. common stock. On March 31, 1999 the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. This acquisition was accounted for as a purchase. The acquisition of OIA continues to make a substantial, positive contribution to the financial condition of the Company. The balance of current assets at June 30, 2000 was $12,140,965 compared to a balance of $13,497,043 at December 31,1999. The balances of current liabilities were $5,105,563 and $4,230,620 for the same periods respectively. The resulting current ratio at June 30, 2000 is 2.4:1. The current ratio at December 31, 1999 was 3.2:1.

     The decrease of current assets at June 30, 2000 over December 31, 1999 is due primarily to the decrease of cash from $11,652,505 to $9,312,769 a decrease of $2,339,736 or 20%. This decrease is due primarily to $5,700,000 of cash paid in the purchase of OIA offset by cash flow generated from the operations of OIA. (See further discussion of income below.) The decrease in current assets at June 30, 2000 was also offset by an increase in marketable securities from $540,234 at December 31, 1999 to $836,157 at June 30, 2000, an increase of $295,923, or 55%. The Company invested a portion of its cash in liquid equity investments. Additionally, prepaid expenses increased from $131,772 to $535,206, an increase of $403,434, or 306%. The increase in prepaid expenses is primarily due to seminar related expenses of OIA. The balance of accounts receivable at June 30, 2000 was $1,423,160. The balance includes OIA's pre-approved seminar payments not yet charged to credit cards of approximately $400,000 and the trade receivables of MAI. A substantial portion of these balances has been collected subsequent to June 30, 2000.

     The balance of current liabilities at June 30, 2000 is $5,105,563 and at December 31, 1999 is $4,230,620. The increase of $874,943 or 21%, is due primarily to an increase in income taxes payable. During the three months ended June 30, 2000 the Company paid $6,000,000 which represents the amount owed to certain shareholders of OIA, as of June 30, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from June 30, 1999 to June 30, 2000. Additionally, these shareholder's received 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $111,585,772 and will be amortized over 10 years.

         Current liabilities increased for the accrual of income taxes payable from $2,083,763 at December 31, 1999 to $3,030,733 at June 30, 2000, an increase of $946,970 or 45%, relating to the increased U.S. earnings of OIA. Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. Accounts payable increased $212,785, or 15%, from $1,382,757 at December 31, 1999 to $1,595,542 at June 30, 2000. The
increase is primarily due to OIA, which had a balance of accounts payable of $1,298,658 at June 30, 2000.

     Other assets increased $115,566,841, or 2,037% from $5,674,585 at December 31, 1999 to $121,241,426 at June 30, 2000. The increase is due primarily to the addition of $111,585,772 of goodwill, resulting from the earn out provision of the acquisition agreement of OIA. (See explanation above.) Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The receivable from related party also increased for a $300,000 loan made to an officer of a subsidiary and a $500,000 loan to a brokerage firm related to Swiftrade. Marketable securities increased by $3,800,000 for unrealized gains on the Asia4sale common stock. Equity investments increased by $500,000, which was invested in the MKZ partnership.

     At June 30, 2000 the Company has no long-term debt. The Company has sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

Results of Operations
---------------------

For the six months ended June 30, 2000 and June 30, 1999
--------------------------------------------------------

     The Company's operations for the six months ended June 30, 1999 include Momentum Asia and OIA. The June 30, 2000 operations include Momentum Asia, Asia Prepress and OIA. The Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the operating income of the Company since that date.

     Sales for the six months ended June 30, 2000 were $29,178,322 compared to $8,916,206 for the same period in 1999, resulting in an increase of $20,262,116, or 227%. Cost of goods sold for the six months ended June 30, 2000 was $18,066,291, or 62% of sales, compared to $5,739,953, or 64% of sales, for 1999.
Gross profit was $11,112,031, or 38% of sales and $3,176,253, or 36% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the six months ended June 30, 2000 includes depreciation of $118,383 and amortization of goodwill of $2,882,335. The Company recorded goodwill for the October, 1998 acquisition of Momentum Asia, the March 31 1999 acquisition of OIA and the May, 2000 acquisition of Asia Prepress. General and administrative expenses were $3,598,622 or 12% of sales, for the six months ended June 30, 2000 and $1,474,927 or 17% of sales for the same period in 1999, resulting in an increase of $1,407,408 or 95%. The increase is due to primarily to the operating expenses of OIA which were not present in the first quarter 1999 numbers.

     Other income increased from $498,500 in 1999 to $3,474,366 in 2000, an increase of $2,975,866 or 597%. The increase is due primarily to the unrealized gains of $3,800,000 the Company recognized on the 1,800,000 shares of Asia4sale.com, Ltd. it is holding.

For the three months ended June 30, 2000 and June 30, 1999
----------------------------------------------------------

     The Company's operations for the three months ended June 30, 1999 include Momentum Asia and OIA. The June 30, 2000 operations include Momentum Asia, Asia Prepress and OIA.

     Sales for the three months ended June 30, 2000 were $15,063,131 compared to $8,570,320 for the same period in 1999, resulting in an increase of $6,492,811, or 76%. Cost of goods sold for the three months ended June 30, 2000 was $10,602,377, or 70% of sales, compared to $5,382,530, or 63% of sales, for 1999.
Gross profit was $4,460,754, or 24% of sales and $3,187,790, or 37% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended June 30, 2000 includes depreciation of $61,494 and amortization of goodwill of $2,743,232. General and administrative expenses were $1,371,368 or 9% of sales, for the three months ended June 30, 2000 and $1,423,197 or 17% of sales for the same period in 1999.

     Other income increased from $465,040 in 1999 to $3,346,836 in 2000, an increase of $2,881,796 or 620%. The increase is due primarily to the unrealized gains of $3,800,000 the Company recognized on the 1,800,000 shares of Asia4sale.com, Ltd. it is holding, less unrealized losses on the balance of its marketable securities of $517,141.

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

YEAR 2000 INFORMATION
---------------------

     IMPACT OF YEAR 2000. During 1999 the Company completed its remediation and testing of its platform systems, management support, systems, and our internal information technology and non-information technology systems. Because of those planning and implementation efforts, the Company experienced no disruptions in its information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. The Company did not incur any significant expenses during 1999 in conjunction with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. The Company will continue to monitor our mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

RISK FACTORS
------------

     RISK OF PENNY STOCK. The Company's common stock may, at some future time, be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

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

     DEPENDENCE ON KEY EMPLOYEES. Historically, the Company and its subsidiaries have been heavily dependent on the ability of Allen D. Hardman, D. Scott Elder, Ross W. Jardine, Anthony Tobin and Eric Montandon who contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

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

     RISKS ASSOCIATED WITH EARLY STAGE OF MARKET DEVELOPMENT; DEPENDENCE ON ONLINE COMMERCE AND THE INTERNET. The market for online investing services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For the Company, this uncertainty is compounded by the risks that consumers will not adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit the Company to succeed. Sales of many of the Company's services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products such as high-speed modems and communication lines. The Internet has grown and is expected to grow both in number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If these critical issues are not resolved, if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, the Company business, financial condition and operating results will be materially adversely affected. Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, the Company 's online trading and investing services over the Internet involve a new approach to investing research and trading which will require intensive marketing and sales efforts to educate prospective customers regarding the Internet's uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet .Also, concerns about security and privacy on the Internet may hinder the growth of online investing research and trading, which could have a material adverse effect on the Company 's business, financial condition and operating results.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings.

     ZIASUN TECHNOLOGIES, INC. V. FLOYD D. SCHNEIDER, ET AL. The company is a party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al., United States District Court, Western District of Washington, C99-1025. This action arises from the defendants alleged defamatory campaign against the Company and its officers and directors. This alleged cyber smear campaign involved the defendants postings of statements about the Company and its offices and directors which are alleged to be false and defamatory. The Company alleges that the defendants were and are knowingly posting false statements with the intent of negatively impacting the Company's stock prices in order for defendants to benefit financially in short selling. To protect the Company, its shareholders and its officers and directors, on June 24, 1999, the Company filed a civil action in the United States District Court, Western District of Washington seeking damages and injunction relief, alleging among other things, Securities Fraud through the defendants posting of false and misleading defamatory statements, violation of the Washington Consumer Protection Act, Intentional Interference with Business Expectancy, Violation of Federal RICO Statute 28 USA Sec. 1962, and violation of Washington's Criminal Profiteering Act. On November 29,1999, defendant, Stephen Worthington who posts under the name "Auric Goldfinger" filed a motion to dismiss on various grounds including that Washington was improper venue. The Honorable Marcia Pechman granted the Company's motion for preliminary injunction against Floyd Schneider on January 21, 2000, restraining him from posting defamatory or untrue remarks on the internet or elsewhere. On February 28, 2000, the Court granted the defendant, Worthington's motion on the grounds of improper venue without ruling on the defendant's other claims motions, and further ruled on the Court's own initiative that venue was inappropriate for all defendants, dismissing the case. The Company thereafter filed a motion for reconsideration of the dismissal asking in the alternative that this case be transferred to another venue. The Court granted The Company's motion for reconsideration on March 24, 2000, reinstating the action and pending preliminary injunction, and subsequently, on April 7, 2000, ordered that the entire action be transferred to the United States District Court for the Northern District of California. The case was physically retained in Washington for 30 days and then transferred to the United States District Court for the Northern District of California, before the Honorable Charles R. Breyer, on approximately May 5, 2000. The case has since been transferred to Judge Phyllis J. Hamilton. The matter is pending at present time.

     ZIASUN TECHNOLOGIES, INC. V. FINANCIAL WEB.COM, INC., ET AL. The company was a party Plaintiff in the matter of ZiaSun Technologies ,Inc. v. Financial web.Com, Inc., et al., Circuit Court of Seminole County, Florida, 99-1136-CA-16-G. This action arises from the defendants posting of alleged false and defamatory article about the Company on its website known as "The Stock Detective." The defendants allegedly knowingly posted the false and defamatory article with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially. The Company requested that defendant publish a retraction but defendant has refused to do so. To protect the Company, its shareholders and its officers and directors, the Company filed a civil action in the Circuit Court of Seminole County Florida, seeking damages and injunction relief. The matter is pending at present time.

     JOAKIMIDIS V. CRAGUN, ET AL. The company was a party cross-defendant in the matter of George Joakimidis v. Bryant Cragun, et al., Superior Court of California, County of San Diego, Case No. 730826. The Plaintiff alleges Unfair Business Practices, Fraud and Breach of Contract against ZiaSun, alleging that in October 1997 he invested in various corporations, including ZiaSun based on representations of third parties other than ZiaSun. Plaintiff alleges that the financial condition of these corporations were other than as represented to him, that past officers and directors of these corporations made misrepresentations during the course of attempting to settle their dispute, and that these corporations breached the terms of the alleged settlement. The Plaintiff is claiming damages of $45,000 and is also seeking punitive damages. The Company believes that the allegations are without merit and will vigorously defend this matter. The matter is pending at present time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required

Item 5. Other Information.

     AMENDMENT TO ACQUISITION AGREEMENT. On May 31, 2000, the Company entered into an Amendment to Agreement with D. Scott Elder, Ross W. Jardine, David McCoy and Scott Harris, the prior principal shareholders (the "OIA Shareholders") of Online Investors Advantage, Inc., a wholly owned subsidiary of the Company. Pursuant to the terms of the Agreement, the Company and the OIA Shareholders agreed to amend paragraph 1.5 of the Acquisition Agreement which provided for the calculation of the Actual OIA Earnings. Following the end of the earnings period as provided in the Acquisition Agreement, OIA's audited EBITDA earnings for the period from April 1, 1999 through March 31, 2000 was $10,910,076. Accordingly, pursuant to the terms of the Acquisition Agreement, ZiaSun would owe 21,820,152 (post-split adjusted) shares of its common stock at March 31, 2000 to the Shareholders. The value of these shares at March 31 was $248,204,230 which would have been added to the goodwill on the Company's balance sheet. At the request of the OIA Shareholders and their joint recognition that it would clearly not be in the best interests of the Company to have such a large goodwill burden going forward, the OIA Shareholders proposed to exchange 12,000,000 of the (post-split adjusted) shares they were to receive pursuant to the terms of the Acquisition Agreement, for $6,000,000 in cash.

     Pursuant to the Amendment to Agreement the OIA Shareholders would receive $6,000,000 in cash and 9,820,152 (post-split adjusted) shares of ZiaSun's common stock rather than 21,820,152 (post-split adjusted) shares of ZiaSun's common stock. The proposal was reviewed and accepted by ZiaSun on May 9, 2000, and 4,820,152 restricted shares were issued to the OIA Shareholders representing the balance of the additional shares due the OIA Shareholders along with the 5,000,000 shares which had been held in escrow pursuant to the terms of the acquisition agreement. A copy of the Amendment to Agreement between the Company and the OIA Shareholders is attached hereto and incorporated herein by reference. See Item 13 Exhibits.

     RECENT SALE OF SECURITIES.
     -------------------------

     (a) Issuance of Shares Pursuant to Amendment to Acquisition Agreement. On June 6, 2000, pursuant to the terms of the Amendment to the Acquisition Agreement between the Company and OIA Shareholders, set forth above, the Company issued 4,820,152 restricted shares of its Common Stock to the OIA Shareholders.

     (b) Issuance of Shares upon Acquisition of Asia Prepress Technologies. On June 26, 2000, in conjunction with the closing of the acquisition of Asia Prepress Technologies, Inc., the Company issued 100,000 restricted shares of its Common stock to the shareholders of Asia Prepress, 1,000 shares and 99,000 shares, to Calvin A. Cox and Patrick R. Cox, respectively.

     (c) Issuance of Shares upon Acquisition of Asia Internet Services. On June 26, 2000, in conjunction with the closing of the acquisition of Asia Internet Services.com, Inc., the Company issued 150,000 restricted shares of its Common stock to the sole shareholder of Asia Internet, Patrick R. Cox.

     (d) Exercise of Stock Option by Allen D. Hardman. On July 3, 2000, subsequent to the period covered by this report, Allen D. Hardman, the President, CEO and a Director or the Company exercised a stock option to purchase 25,000 restricted shares of Common Stock at a price of $2.00 per share for total cash consideration received by the Company of $50,000.

     (e) Authorization to issue Finder's Shares to Credico Inc. and Hans von Meiss. On August 2, 2000, subsequent to the period covered by this report, at a Special Meeting of the Board of Directors, the board ratified and approved the issuance of a total 100,000 shares of common stock to Credico Inc., and Hans von Meiss, for their efforts and services in locating, negotiating and assisting in the consummation of agreement between the Company and the McKenna Group. The board authorized the issuance of 50,000 restricted shares to Credico, Inc., a Nevada corporation, owned and controlled by Bryant D. Cragun, a member of the advisory board of the Company, and 50,000 restricted shares to Hans Von Meiss, a director of the Company.

     SUBSEQUENT EVENTS
     -----------------

     VENTURE FUND AGREEMENT WITH THE MCKENNA GROUP. On July 3, 2000, subsequent to the period covered by this report, the Company entered into a Venture Fund Agreement with The McKenna Group of Palo Alto, California under which the Company and the McKenna Group through a newly formed company would pool their resources, expertise and capital to create a venture fund known as McKenna-ZiaSun ("MKZ") to perform and support incubation activities of emerging technology companies. According to the terms of the Venture Fund Agreement, ZiaSun will contribute a total of $15,000,000 over a period of time, representing 100% of the funding of the venture fund. The McKenna Group would provide the management, consulting and analysis services on behalf of the Venture Fund. A copy of the Venture Fund Agreement dated July 3, 2000 is attached hereto and incorporated herein by this reference. See Item 13 Exhibits.

     RESIGNATION OF DENNIS MCGRORY. On July 12, 2000, Dennis McGrory resigned as the Corporate Secretary of the Company. The Company is presently seeking a replacement for Mr. McGrory.

     AMENDMENT TO ALLEN D. HARDMAN EMPLOYMENT AGREEMENT. On August 2, 2000, subsequent to the period covered by this report, the Company entered into an Amended and Restated Employment Agreement and Stock Option with Allen D. Hardman. On April 21, 2000, in conjunction with the appointment of Allen D. Hardman as the President and CEO of the Company, Mr. Hardman received an increase in his annual salary to $200,000. Additionally, Mr. Hardman was granted an option to purchase an additional 50,000 shares of common stock of the Company pursuant to the terms of the Company's 1999 Stock Option Plan, with the exercise price of said options being the closing price as of the date of execution of the Amended and Restated Employment Agreement. The option shall vest and be exercisable immediately with regard to 50% of said option shares, and exercisable with regard to the remaining 50% of said shares as of May 1, 2002. The options shall be exercisable for a period of seven (7) years from the date of the grant. A copy of the Amended and Restated Employment Agreement and Stock Option of Allen D. Hardman dated August 2, 2000, is attached hereto and incorporated herein by this reference. See Item 13 Exhibits.

     APPROVAL OF SALE OF MOMENTUM INTERNET TO VULCAN CONSULTANTS. On August 2, 2000, subsequent to the period covered by this report, at a Special Meeting of the Board of Directors, the board approved the sale by the Company of all shares of its subsidiary, Momentum Internet, Inc., to Vulcan Consultants Limited.

     The Company acquired Momentum Internet on October 5, 1998, from Vulcan Consultants Limited in a stock-for-stock exchange. The board of directors of the Company determined that Momentum Internet has not met the expectations of the Company in its growth and generation of revenues and has determined that it is in the best interest of the Company and its shareholders to sell Momentum Internet back to Vulcan whereby Vulcan would own Momentum Internet outright, including all its subsidiaries, websites, business interest, contracts and liabilities associated with Momentum Internet.

     While the definitive agreement has not been reached between the Company and Vulcan Consultants, it is anticipated that the Company and Vulcan will enter into an agreement whereby Vulcan will acquire all of the issued and outstanding shares of Momentum Internet held by the Company, in consideration of 725,000 restricted shares of ZiaSun, owned and held by Vulcan. In addition, Swiftrade, a subsidiary of Momentum Internet will repay the $500,000 it borrowed from Momentum Asia, Inc., a subsidiary of the Company with $200,000 due and payable on closing and the balance of $300,000 due and payable on or before September 30, 2000. The Company anticipates that the closing will occur on or before August 31, 2000.

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

10.14(+) Agreement between Asia4sale.com, Ltd., and Karrex dated June 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

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

10.36(+) ZiaSun Technologies, Inc. - 1999 Stock Option Plan, as amended (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on June 14, 2000; Commission File No. 333-37754).

10.37(+)  Consulting  Agreement  dated  January 1, 2000  between the Company and
          Netgenesis Strategic Internet Marketing, Ltd. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000;

10.38(+) Client Service Agreement dated January 14, 2000 between the Company and Continental Capital & Equity Corporation. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000;

10.39(+) Common Stock Purchase Warrant issued to Continental Capital & Equity Corporation. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000;

10.40(+) Registration Rights Agreement between the Company and Continental Capital & Equity Corporation. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000;

10.41(+) Consulting Agreement dated January 1, 2000 between the Company and Credico Inc.(Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000;

10.42(+) Business Agreement dated April 20, 2000 between the Company and The McKenna Group. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000;

10.43(+) Sale and Purchase Agreement dated March 13, 2000 between the Company and Paradym Enterprises Limited. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000;

10.44(+) Shareholders' Agreement between Momentum Internet, Inc., Bensley Ltd., and Paradym Enterprises Limited dated March 13, 2000.(Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000;

10.45(+) Merger Agreement and Plan of Reorganization dated May 22, 2000, between the Company and Asia Prepress Technology, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 8, 2000;

10.46(+) Merger Agreement and Plan of Reorganization dated May 22, 2000, between the Company and Asia Internet Services.com, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 8, 2000;

10.47(++) Amendment to Agreement between the Company and the OIA Shareholders dated May 31, 2000.

10.48(++) Venture Fund Agreement between the Company and The McKenna Group dated
          July 3, 2000.

10.49(++) Amended and Restated Employment Agreement and Stock Option of Allen D.
          Hardman dated August 2, 2000.

27.(++) Financial Data Schedule (submitted electronically for SEC information only).

     (+) Previously filed.
     (++) Filed herewith.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K on June 7, 2000 and July 12, 2000. There were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  ZiaSun Technologies, Inc.


Dated: August 14, 2000                            /S/ Allen D. Hardman
                                                  -----------------------------
                                                  By: Allen D. Hardman
                                                  Its: President & CEO