Form 10-Q
period 2000-09-30
ZIASUN TECHNOLOGIES INC
filed 2000-11-15
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 2000; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of September 30, 2000, there were 32,330,170 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     This Form 10-Q has 34 pages, the Exhibit Index is located at page 29.

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and changes in its financial position from inception through September 30, 2000, have been made. The results of operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

                          Index to Financial Statements
                          -----------------------------
                                                                         Page
                                                                         ----
         Balance Sheets ...............................................    3
         Statements of Operations .....................................    5
         Statements of Stockholders' Equity ...........................    7
         Statements of Cash Flows .....................................    9
         Notes to the Financial Statements ............................    11

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                September 30,   December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                 (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                    $  6,083,279    $11,652,505
   Trade receivables, net                                          1,476,996      1,145,960
   Interest receivable                                                16,758          8,333
   Inventory                                                          17,167         18,239
   Marketable securities                                             557,438        540,234
   Prepaid expenses                                                1,276,168        131,772
                                                                -------------   ------------

     Total Current Assets                                          9,427,806     13,497,043
                                                                -------------   ------------

EQUIPMENT

   Printing equipment                                                293,193        289,443
   Machinery and equipment                                           662,845        393,091
   Office equipment                                                  226,849        153,734
   Vehicles                                                           36,874         17,163
   Leasehold improvements                                            221,064        138,841
   Less: accumulated depreciation                                   (505,564)      (197,053)
                                                                -------------   ------------

     Total Equipment                                                 935,261        795,219
                                                                -------------   ------------

OTHER ASSETS

   Marketable securities                                           3,966,413         -
   Equity investments                                              2,861,178        254,195
   Goodwill - net                                                113,309,943      4,667,623
   Receivables - related parties                                     818,774         88,679
   Other assets                                                      261,103        664,088
                                                                -------------   ------------

     Total Other Assets                                          121,217,411      5,674,585
                                                                -------------   ------------

     TOTAL ASSETS                                               $131,508,478    $19,966,847
                                                                =============   ============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                                September 30,   December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                             $  2,089,233    $ 1,382,757
   Related party payable                                              -             690,000
   Taxes payable                                                     119,963      2,083,763
   Deferred income                                                    16,500         74,100
                                                                -------------   ------------

     Total Current Liabilities                                     2,225,696      4,230,620
                                                                -------------   ------------

     Total Liabilities                                             2,225,696      4,230,620
                                                                -------------   ------------

MINORITY INTEREST                                                     -              -
                                                                -------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 33,203,670 and 22,205,018 shares issued
    and 32,310,470 and 22,141,818 shares outstanding,
    respectively                                                      33,204         22,205
   Additional paid-in capital                                    122,544,320     12,504,547
   Treasury stock, 893,200 and 63,200 shares,
    respectively                                                  (2,201,652)       (34,030)
   Other comprehensive income                                         58,030         54,230
   Deferred compensation                                             (20,000)       (30,000)
   Stock subscription receivable                                     (25,000)        -
   Retained earnings                                               8,965,880      3,219,275
                                                                -------------   ------------

     Total Stockholders' Equity                                  129,354,782     15,736,227
                                                                -------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $131,580,478    $19,966,847
                                                                =============   ============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 For the Nine Months Ended      For the Three Months Ended
                                                                      September 30,                   September 30,
                                                                ----------------------------   -----------------------------
                                                                    2000           1999            2000            1999
                                                                -------------  -------------   -------------   -------------
SALES, NET                                                      $ 43,105,537   $ 15,913,891    $ 13,927,215    $  6,997,685

COST OF GOODS SOLD                                                26,153,428     11,442,600       8,087,137       5,702,647
                                                                -------------  -------------   -------------   -------------

       Gross Margin                                               16,952,109      4,471,291       5,840,078       1,295,038
                                                                -------------  -------------   -------------   -------------

OPERATING EXPENSES

   Depreciation and amortization expense                           6,178,795        475,426       3,178,077         375,827
   Bad debt expense                                                   45,000        -                15,000         -
   Consulting fees - related party                                   -               70,060         -                18,420
   General and administrative                                      4,964,180      2,125,613       1,365,558         590,686
                                                                -------------  -------------   -------------   -------------

     Total Operating Expenses                                     11,187,975      2,671,099       4,558,635         984,933
                                                                -------------  -------------   -------------   -------------

     Income from Operations                                        5,764,134      1,800,192       1,281,443         310,105
                                                                -------------  -------------   -------------   -------------

OTHER INCOME (EXPENSE)

   Gain (loss) on equity investment                                  (37,017)       (31,990)        (12,339)        (30,230)
   Unrealized gain on marketable securities                        2,942,641         83,254        (385,698)         83,254
   Realized gain on marketable securities                             -             423,260         -                23,417
   Rental income                                                      -              78,277         -                 6,856
   Interest and dividend income                                      215,579         57,543          44,874          28,547
                                                                -------------  -------------   -------------   -------------

     Total Other Income (Expense)                                  3,121,203        610,344        (353,163)        111,844
                                                                -------------  -------------   -------------   -------------

MINORITY INTEREST                                                    144,000        -               144,000         -
                                                                -------------  -------------   -------------   -------------

INCOME BEFORE DISCONTINUED
 OPERATIONS AND INCOME TAXES                                       9,257,337      2,410,536       1,300,280         421,949

DISCONTINUED OPERATIONS                                             (531,656)       711,154         -               755,090

GAIN ON DISCONTINUED OPERATIONS                                    1,311,994        -             1,311,994         -

INCOME TAXES                                                       3,775,070      1,283,175         624,619         387,151
                                                                -------------  -------------   -------------   -------------

NET INCOME                                                         5,746,605      1,838,515       1,471,655         789,888
                                                                -------------  -------------   -------------   -------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment                             3,800         11,302             328           7,534
                                                                -------------  -------------   -------------   -------------

NET COMPREHENSIVE INCOME                                        $  5,750,405   $  1,849,817    $  1,741,983    $    797,422
                                                                =============  =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                 For the Nine Months Ended      For the Three Months Ended
                                                                       September 30,                   September 30,
                                                                ----------------------------   -----------------------------
                                                                    2000           1999            2000            1999
                                                                -------------  -------------   -------------   -------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                               28,720,809     21,770,278      31,624,570      22,205,000
                                                                =============  =============   =============   =============

   Continuing                                                   $       0.17   $       0.05    $       0.01    $       0.01
   Discontinued                                                         0.03          (0.00)           0.04            0.03
                                                                -------------  -------------   -------------   -------------

BASIC INCOME PER SHARE                                          $       0.20   $       0.05    $       0.05    $       0.04
                                                                =============  =============   =============   =============

FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                                     28,770,809     25,693,195      31,674,570      26,231,417
                                                                =============  =============   =============   =============

   Continuing                                                   $       0.17   $       0.04    $       0.01    $       0.00
   Discontinued                                                         0.03          (0.00)           0.04            0.03
                                                                -------------  -------------   -------------   -------------

FULLY DILUTED INCOME PER SHARE                                  $       0.20   $       0.04    $       0.05    $       0.03
                                                                =============  =============   =============   =============

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                                   (Unaudited)


                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       ----------------      Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  105,575,952       -         -            -           -              -       105,585,772

Purchase of Asia
Internet and Asia
Prepress                  250,000      250    1,499,750       -         -            -           -              -         1,500,000

Purchase of Seminar
Marketing Group
and Memory Improvement
Systems, Inc.             770,000      770    1,924,230       -         -            -           -              -         1,925,000

Sale of Momentum
Internet, Inc.                -         -            -    (1,812,500)   -            -           -              -        (1,812,500)

Repurchase of
Company shares
through the market            -         -            -      (355,122)   -            -           -              -          (355,122)

Common Stock issued
for services               30,000       30      299,970       -         -            -           -              -           300,000

Stock option exercised     25,000       25       49,975       -         -            -         (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       3,800          -           -              -             3,800

Net income for the
nine months ended
September 30, 2000           -         -           -          -         -            -           -          5,746,605     6,262,605
                       ----------  --------  -----------  ------------ ---------  ---------  -----------    ----------  ------------
Balance,
September 30, 2000     33,203,670  $ 33,204 $122,544,320  $(2,201,652) $ 58,030   $(20,000)  $  (25,000)    $8,965,880  $129,870,782
                       ==========  ======== ============  ============ =========  =========  ===========    ==========  ============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                   2000            1999
                                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                  $  5,746,605    $  1,838,515
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                                6,188,795         484,051
     Bad debt expense                                                                45,000         125,000
     Loss on equity investment                                                       37,017          31,990
     Unrealized gain on marketable securities                                    (2,854,641)        (83,254)
     Gain on sale of subsidiary                                                  (1,311,994)        -
     Realized gain on marketable securities                                         -              (423,260)
     Currency translation adjustment                                                  3,800         (11,302)
     Common stock issued for services                                               300,000         -
     Minority interest                                                             (144,000)        -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                      56,717        (321,657)
     (Increase) decrease in inventory                                                 1,072          34,322
     (Increase) decrease in prepaids                                             (1,144,396)       (117,940)
     Purchase of marketable securities                                           (1,128,976)         -
     (Increase) decrease other assets                                               402,985          -
     Increase (decrease) in accounts payable and
      accrued expenses                                                               91,758         340,995
     Increase (decrease) in taxes payable                                        (1,963,800)        749,150
     Increase (decrease) in deferred income                                         (57,600)        -
     (Increase) decrease in receivable - related party receivable                  (730,095)        734,265
                                                                               -------------   -------------

       Net Cash Provided by (Used In) Operating Activities                        3,538,247       3,380,875
                                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of marketable securities                                                     -            1,302,070
   Purchase of marketable securities                                                 -             (424,189)
   Purchase of equity investment                                                 (2,500,000)        -
   Purchases of property and equipment                                             (208,311)       (352,791)
   Purchase of consolidated subsidiaries                                         (6,069,040)        -
                                                                               -------------   -------------

       Net Cash Provided by (Used in) Investing Activities                       (8,777,351)        525,090
                                                                               -------------   -------------

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                               -----------------------------
                                                                                   2000            1999
                                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock                                                  $   (355,122)   $    -
   Sale of the Company's common stock by a subsidiary                                -              453,517
   Proceeds from borrowings - related parties                                     6,000,000         -
   Cash acquired in purchase of subsidiaries                                         -              200,455
   Proceeds from exercise of stock options                                           25,000          50,000
   Repayment to related party                                                    (6,000,000)        -
                                                                               -------------   -------------

       Net Cash Provided by (Used by) Financing Activities                         (330,122)        703,972
                                                                               -------------   -------------

NET INCREASE (DECREASE) IN CASH                                                  (5,569,226)      4,609,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 11,652,505         517,781
                                                                               -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  6,083,279    $  5,127,718
                                                                               =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                                    $    -          $    -
   Income taxes                                                                $    -          $    861,882

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                                   $109,010,772    $  2,750,000
   Issuance of common stock for related party payable                          $    690,000    $    -

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 - MATERIAL EVENTS (Continued)

               Sale of Momentum Internet, Inc. to Vulcan Consultants Limited

               Momentum Internet, Inc., ("MII"), was a wholly-owned subsidiary of ZiaSun, which was acquired on October 5, 1999, from Vulcan Consultants Limited ("Vulcan"), in a stock-for-stock exchange.

               The Company negotiated and reached an agreement with Vulcan whereby Vulcan will acquire all of the issued and outstanding shares of MII, consisting of one (1) ordinary share, held by the Company, in consideration of 725,000 restricted shares of ZiaSun, owned and held by Vulcan, conditioned upon among other things, that concurrently with the closing of sale that (i) Anthony Tobin execute any and all documents, agreements and resolutions which required Mr. Tobin's signatures, (ii) that MII execute any and all required documentation, including the Registrant Name Change Agreement, to transfer all rights of ownership and interest in the corporation's website "Ziasun.com" for which MII was acting as the corporation's website master; and (iii) Swiftrade, a subsidiary of MII, repay the $500,000 it borrowed from MAI, a subsidiary of ZiaSun with $200,00 due and payable on closing and the balance of $300,000 due and payable on or before September 30, 2000, with the payment of said $300,000 being secured by a pledge of the preferred stock of West America Securities which is owned by Swiftrade.

               Acquisition of Seminar Market Group, Inc. and Memory Improvement Systems, Inc.
               -----------------------------------------------------------------

               Seminar Market Group, Inc., and Memory Improvement Systems, Inc., Utah Corporations ("SMG") and ("MIS") are marketing groups comprised of various marketing and promotional personnel, consultants, and speakers who provide services to Online Investors Advantage, Inc. ("Online"), a wholly-owned subsidiary of the Company.

               The board of directors of the Company has determined that it is in the interest of the Company and its shareholders to acquire SMG and MIS, wherein SMG and MIS will become wholly-owned subsidiaries of the Company.

               Accordingly, SMG and MIS were acquired in exchange for 770,000 restricted shares of the common stock of the Company valued at $2.50 per share.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly BestWay U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 - BUSINESS SEGMENTS

              Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been related to conform to the requirements of this statement. The Company conducts its operations principally in the industry of graphic design, writing, printing, database management, direct mailing and e-mail customer service operations through its Momentum Asia, Inc. subsidiary, e-commerce through its Momentum Internet Inc., and Asia4sale, Ltd. subsidiaries and online and offline investor education services through its Online Investors Advantage, Inc. subsidiary.

              Certain financial information concerning the Company's operations in different industries is as follows:

                                    For the                        Online
                                  Nine Months                     Investors
                                     Ended         Momentum       Advantage,       Asia          Corporate
                                 September 30,    Asia, Inc.        Inc.         Prepress       Unallocated        Total
                                 -------------   ------------   -------------  -------------   -------------   -------------
Net sales                           2000         $ 1,121,251    $ 41,295,207   $    599,079    $    140,000    $ 43,105,537
                                    1999           1,345,166      14,568,725        -               -            15,913,891
Operating income
 (loss) applicable
 to industry segment                2000            (165,581)      7,734,236         63,048      (1,867,569)      5,764,134
                                    1999              34,993       2,908,893        -            (1,143,694)      1,800,192
General corporate
 expenses not
 allocated to industry
 segments                           2000              -              -              -             1,867,569       1,867,569
                                    1999              -              -              -             1,143,694       1,143,694

Other income
 (expenses) including
 interest and gain
 on sale of securities              2000           3,117,838         197,175            186        (193,996)      3,121,203
                                    1999             586,945          23,399        -               -               610,344

Operating assets                    2000           3,348,624     121,138,276        331,395       6,690,183     131,508,478


               The corporate unallocated column represents the costs incurred by the parent company which are unrelated to the operations of the subsidiaries. Such costs included administrative salaries, professional services and gains on sales of subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2000 and December 31, 1999
----------------------------------------

Changes in Financial Condition
------------------------------

     On December 31, 1999 the Company sold Asia4sale to Internet Ventures, Ltd. for $5,000,000 cash and 2,700,000 shares of Asia4Sale.com, Ltd. common stock. On March 31, 1999 the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. This acquisition was accounted for as a purchase. The acquisition of OIA continues to make a substantial, positive contribution to the financial condition of the Company. The balance of current assets at September 30, 2000 was $9,427,806 compared to a balance of $13,497,043 at December 31,1999. The balances of current liabilities were $2,225,696 and $4,230,620 for the same periods respectively. The resulting current ratio at September 30, 2000 is 4.4:1. The current ratio at December 31, 1999 was 3.2:1.

     The decrease of current assets at September 30, 2000 over December 31, 1999 is due primarily to the decrease of cash from $11,652,505 to $6,083,279, a decrease of $5,569,226 or 48%. This decrease is due primarily to $5,700,000 of cash paid in the purchase of OIA offset by cash flow generated from the operations of OIA and $2,500,000 invested in the McKenna Joint Venture. (See further discussion of income below.) The decrease in current assets at September 30, 2000 was also offset by an increase in prepaid expenses from $131,727 at December 31, 1999 to $1,276,168 at September 30, 2000, an increase of $1,144,396 or 86%. The prepaid expenses were primarily income taxes of $1,1114,711. Additionally, accounts receivable decreased from $1,476,996 to $1,145,960, a decrease of $331,036 or 29%. The balance of accounts receivable includes OIA's pre-approved seminar payments not yet charged to credit cards of approximately $400,000 and the trade receivables of MAI. A substantial portion of these receivables have been collected subsequent to September 30, 2000.

     The balance of current liabilities at September 30, 2000 is $2,225,696 and at December 31, 1999 is $4,230,620. The decrease of $2,004,924 or 47%, is due primarily to an increase in income taxes payable. During the three months ended June 30, 2000 the Company paid $6,000,000 which represents the amount owed to certain shareholders of OIA, as of June 30, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from June 30, 1999 to June 30, 2000. Additionally, these shareholder's received 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $111,585,772 which is being amortized over 10 years.

     Accounts payable increased $706,476, or 51%, from $1,382,757 at December 31, 1999 to $2,089,233 at September 30, 2000. The increase is primarily due to MKZ which had a balance of accounts payable of approximately $500,000 at September 30, 2000.

     Other assets increased $115,542,826, or 2036% from $5,674,585 at December 31, 1999 to $121,217,411 at September 30, 2000. The increase is due primarily to the addition of $111,585,772 of goodwill, resulting from the earn out provision of the acquisition agreement of OIA. (See explanation above.) Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The receivable from related party also increased for a
$300,000 loan made to an officer of a subsidiary and a $500,000 loan to a brokerage firm related to Swiftrade. Marketable securities increased by $3,800,000 for unrealized gains on the Asia4sale common stock. Equity investments increased by $2,500,000, which was invested in the MKZ partnership. At September 30, 2000 the Company has no long-term debt. The Company has sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

Results of Operations
---------------------

For the nine months ended September 30, 2000 and September 30, 1999
-------------------------------------------------------------------

     The Company's operations for the nine months ended September 30, 1999 include Momentum Asia and OIA. The September 30, 2000 operations include Momentum Asia, Asia Prepress, MKZ and OIA. The Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the results of operations of the Company since that date.

     Sales for the nine months ended September 30, 2000 were $43,105,537 compared to $15,913,891 for the same period in 1999, resulting in an increase of $27,191,646, or 171%. Cost of goods sold for the nine months ended September 30, 2000 was $26,153,428, or 61% of sales, compared to $11,442,600, or 72% of sales, for 1999. Gross profit was $16,952,109,  or 39% of sales and $4,471,291,  or 28%
of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 2000 includes depreciation of $184,856 and amortization of goodwill of $5,993,939. The Company recorded goodwill for the October, 1998 acquisition of Momentum Asia, the March 31 1999 acquisition of OIA and the May 2000 acquisition of Asia Prepress. General and administrative expenses were $6,178,795 or 12% of sales, for the nine months ended September 30, 2000 and $2,125,613 or 13% of sales for the same period in 1999, resulting in an increase of $2,838,567 or 134%. The increase is due to primarily to the operating expenses of OIA which were not present in the first quarter 1999 numbers.

     Other income increased from $610,344 in 1999 to $3,121,203 in 2000, an increase of $2,510,859 or 411%. The increase is due primarily to the unrealized gains of $3,800,000 the Company recognized on the 1,800,000 shares of Asia4sale.com, Ltd. it is holding.

For the three months ended September 30, 2000 and September 30, 1999
--------------------------------------------------------------------

     The Company's operations for the three months ended September 30, 1999 include Momentum Asia and OIA. The September 30, 2000 operations include Momentum Asia, Asia Prepress and OIA.

     Sales for the three months ended September 30, 2000 were $13,927,215 compared to $6,997,685 for the same period in 1999, resulting in an increase of $6,929,530, or 99%. Cost of goods sold for the three months ended September 30, 2000 was $8,087,137, or 58% of sales, compared to $5,702,647, or 81% of sales, for 1999. Gross profit was $5,840,078, or 32% of sales and $1,295,038, or 19% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 2000 includes depreciation of $66,473 and amortization of goodwill of $3,111,604. General and administrative expenses were $1,365,558 or 10% of sales, for the three months ended September 30, 2000 and $590,686 or 8% of sales for the same period in 1999.

     Other income decreased from $111,844 in 1999 to $(353,163) in 2000, a decrease of $465,007 or 416%. The decrease is due primarily to the unrealized losses of $385,698 the Company recognized on its marketable securities.

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three-dimensional software development marketplace are expected to continue, placing further pressure on pricing, which could impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISK FACTORS
------------

     RISK OF PENNY STOCK. The Company's common stock may, at some time, be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.


     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Report, the Company's common stock has a price less than $5.00.

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

     COMPETITION. There are numerous corporations, firms and individuals, which are engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company or its subsidiaries. Certain of the Company's competitors have longer operating histories and greater financial, technical, marketing and other resources than the Company. In addition, certain of the Company's competitors offer a wider range of services and financial products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Certain of the Company's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from the Company. Such competitors may conduct more extensive promotional activities and possibly offer better terms and lower prices to customers than the Company can. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. Accordingly, it is possible that new competitors or alliances among existing competitors may reduce the Company's market share. General financial success within the securities industry over the past several years has strengthened existing competitors. The Company believes that such success will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of its business. While the Company cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, the Company may be affected by such competition or legislation. To the extent the Company's competitors are able to attract and retain customers based on the convenience of one-stop shopping, the Company's business or ability to grow could be affected. In many instances, the Company is competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition and operating results. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

     VOLATILE MARKET FOR COMMON STOCK. The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ZSUN." The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: quarterly variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may affect the market price of the Company's common stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and aversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     DEPENDENCE ON KEY EMPLOYEES. Historically, the Company and its subsidiaries have been heavily dependent on the ability of Allen D. Hardman, D. Scott Elder, Ross W. Jardine, Calvin Cox, and Eric Montandon who contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have an adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

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

     RISKS ASSOCIATED WITH ACQUISITIONS, STRATEGIC RELATIONSHIPS. The Company may acquire other companies or technologies in the future, and the Company regularly evaluates such opportunities. Acquisitions entail numerous risks, including: difficulties in the assimilation of acquired operations and products; diversion of management's attention from other business concerns; amortization of acquired intangible assets; and potential loss of key employees of acquired companies. The Company has somewhat limited experience in assimilating acquired organizations into its operations. No assurance can be given as to the Company's ability to successfully integrate any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have an adverse effect on the Company's business, financial condition and operating results. The Company has established a number of strategic relationships with online and Internet service providers and software and information service providers. However, there can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, the Company may not develop any such new relationships in the future. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of the Company's operating results will not necessarily be meaningful and you should not rely on them as any indication of future performance. The Company's future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of the Company's Common Stock. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although, management intends to consider the risks inherent in any industry and business in which it may become involved, there is no assurance that it will correctly assess such risks.

     UNCERTAIN STRUCTURE OF FUTURE ACQUISITIONS. Management has had no preliminary contact or discussions regarding, and there are no current plans, proposals or arrangements to acquire any other specific assets, property or business. Accordingly, it is unclear whether such any such acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     CONFLICTS OF INTEREST, RELATED PARTY TRANSACTIONS. Although the Company has not identified any new potential acquisition targets and management does not believe there is any "present potential" for such transactions, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it, and after consideration of the above referenced factors such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to receive more favorable terms from a related party.

     RISKS ASSOCIATED WITH SYSTEMS FAILURES. Many of the services and products offered by the Company and its subsidiaries are through and over the Internet, online service providers and touch-tone telephone. Thus, the Company depends heavily on the integrity of the electronic systems supporting this activity, including the Company's internal software programs and computer systems. The Company's systems, or any other systems of third parties could slow down significantly or fail for a variety of reasons including: undetected errors in the Company's internal software programs or computer systems; the Company's inability to effectively resolve any errors in the Company's internal software programs or computer systems once they are detected; or heavy stress placed on the Company's system during certain peak hours of usage of either the Company's own or its third-party provider systems. If the Company's systems, or any other systems, which the Company relies on, slow down significantly or fail even for a short time, the Company's customers could suffer delays and dissatisfaction. The

Company could experience future system failures and degradations. The Company could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that the Company's network structure or those of third party service providers will operate appropriately in any of the following events: subsystem, component or software failure; a power or telecommunications failure; human error; an earthquake, fire or other natural disaster; or an act of God or war. There can be no assurance that in any such event, the Company will be able to prevent an extended systems failure. Any such systems failure that interrupts the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

     RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY. A significant barrier to online commerce is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the encryption and authentication technology the Company uses to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition and operating results.

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


     RISKS ASSOCIATED WITH MANAGEMENT OF A CHANGING BUSINESS. The company has grown rapidly and the Company's business and operations have changed substantially since the Company began offering online investing services and products. The Company expects this trend to continue. Such rapid change and expansion places significant demands on the Company's administrative, operational, financial and other resources. The Company expects operating expenses and staffing levels to increase in the future. In particular, the Company intends to hire additional skilled personnel, including persons with experience in both the computer and brokerage industries. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable senior managers or technical persons in the future. The Company also expects to expend resources for future expansion of the Company's accounting and internal information management systems and for a number of other new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates. If the Company's revenues do not keep up with operating expenses, the Company's information management systems do not expand to meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there could be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use of the Company's services may strain the Company's ability to adequately expand technologically. As the Company acquires new equipment and applications quickly, the Company has less time and ability to test and validate hardware and software, which could lead to performance problems. The Company also relies on a number of third parties to process the Company's transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party's inability to expand sufficiently to meet the Company needs could have a material adverse effect on its business, financial condition and operating results. As trading volume increases, the Company may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of orders that require review, which could lead not only to unsatisfied customers.

     RISKS ASSOCIATED WITH EARLY STAGE OF MARKET DEVELOPMENT, DEPENDENCE ON ONLINE COMMERCE AND THE INTERNET. The market for online investing services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For the Company, this uncertainty is compounded by the risks that consumers will not adopt online commerce, and that commerce on the Internet will not adequately develop or flourish to permit the Company to succeed. Sales of many of the Company's services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products such as high-speed modems and communication lines. The Internet is expected to grow both in number of users and amount of traffic. There is no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. I If the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, the Company business, financial condition and operating results may be affected. Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, the Company's online trading and investing services over the Internet involve a new approach to investing research and trading which will require intensive marketing and sales efforts to educate prospective customers regarding the Internet's uses and benefits. Also, concerns about security and privacy on the Internet may impact the growth of online investing research and trading, which could have an adverse effect on the Company's business, financial condition and operating results.

     RISKS ASSOCIATED WITH INDUSTRY. CONCENTRATION OF SERVICES. Most of the Company's revenues in the past have been from the Company's online investor services and products, and the Company expects this business to continue to account for most of the Company's revenue in the foreseeable future. The Company, like other companies in the Internet securities industry, is directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could effect customers' interest in its products and services and affect the Company's operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many companies and firms suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced revenues to companies such as the Company. When trading volume is low and investor and customer interest or use of the Company's products and services diminishes, the Company's operating results may be affected because the Company's overhead remains relatively fixed. Severe market fluctuations in the future may have an adverse effect on the Company's business, financial condition and operating results. Some of the Company's competitors with more diverse product and service offerings might withstand such a downturn in the securities industry somewhat better than the Company.

     RISKS ASSOCIATED WITH DELAYS IN INTRODUCTION OF NEW SERVICES AND PRODUCTS. The Company's future success depends in part on the Company's ability to develop and enhance the Company's services and products. There are technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that the Company will be successful in achieving any of the following: effectively using new technologies; adapting the Company's services and products to emerging industry standards; developing, introducing and marketing service and product enhancements; or developing, introducing and marketing new services and products. The Company may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If the Company is unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, the Company's business, financial condition and operating results may be affected.

     RISKS ASSOCIATED WITH DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS. Neither the Company or any of its subsidiaries presently holds any patents, copyrights or trademarks for their products or services offered or the names under which they operate. However, the Company and its subsidiaries are currently in the process of seeking copyright and trademark protection of its trade names and website addresses. The Company's success and ability to compete are dependent to a degree on the Company's and its subsidiaries' name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark laws to protect its products, services and brand names offered, or under which the Company and its subsidiaries conduct their business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks. The Company's competitors or others may adopt product or service names similar to the Company's, thereby potentially impeding the Company's ability to build brand identity, and possibly leading to customer confusion. The Company's inability to adequately protect its products, brands, trade names and trademarks may have an adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is made especially difficult by the global nature of the Internet, and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for the Company's intellectual property. There can be no assurance that the steps the Company takes will prevent misappropriation of the Company's technology, or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights; protect the Company's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, may result in additional costs and diversion of resources, either of which could have an adverse effect on the Company's business, financial condition and operating results.

     RISKS ASSOCIATED WITH INFRINGEMENT. In the future, the Company may, receive notices of claims of infringement on other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert the Company's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have an adverse effect on the Company's business, financial condition and operating results.

     RISKS ASSOCIATED WITH ENTERING NEW MARKETS. One element of its strategy is to leverage the Company's brand names and services provided by the Company's subsidiaries. However, no assurance can be given that the Company will be able to successfully adapt the Subsidiaries' products and services for use in other markets. Even if the Company does adapt the Subsidiaries' products and/or services to other markets, no assurance can be given that the Company will be able to compete successfully in any such new markets. Also, there can be no assurance that the Company's marketing efforts, or the Company's pursuit of any new opportunities, will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which in turn could result in a decrease in the market value of the Company's Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

     RISKS ASSOCIATED WITH INTERNATIONAL STRATEGY. One component of the Company's strategy is a to attract additional international customers, and to expand the Company's Online Investors seminars, services and products into international markets. To date, the Company has somewhat limited, but rapidly increasing experience in providing investment services internationally. There can be no assurance that the Company and/or the Company's subsidiaries will be able to continually market the Company's branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, such as: unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; political instability; fluctuations in currency exchange rates; reduced protection for intellectual property rights in some countries; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences. Any of the foregoing could impact the success of the Company's international operations. Under these agreements, the Company relies upon third parties for a variety of business and regulatory compliance matters. The Company has limited control over the management and direction of these third parties. The Company runs the risk that their action or inaction could harm the Company's operations and/or the goodwill associated with the Company's brand names. As a result, the risk to its operations and goodwill is somewhat higher. There can be no assurance that one or more of the factors described above will not have an adverse effect on the Company's future international operations, if any, and, consequently, on its business, financial condition and operating results.

     EQUITY PRICE RISK. The Company, through its subsidiary Momentum Asia, holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 15 percent would not have a material impact on the Company. For its working capital and reserves that are required to be segregated under Federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings.

     ZIASUN TECHNOLOGIES, INC. V. FLOYD D. SCHNEIDER, ET AL. The company is a party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Floyd D. Schneider, et al., United States District Court, Western District of Washington, C99-1025. This action arises from the defendants alleged defamatory campaign against the Company and its officers and directors. This alleged cyber smear campaign involved the defendants postings of statements about the Company and its offices and directors which are alleged to be false and defamatory. The Company alleges that the defendants were and are knowingly posting false statements with the intent of negatively impacting the Company's stock prices in order for defendants to benefit financially in short selling. To protect the Company, its shareholders and its officers and directors, on June 24, 1999, the Company filed a civil action in the United States District Court, Western District of Washington seeking damages and injunction relief, alleging among other things, Securities Fraud through the defendants posting of false and misleading defamatory statements, violation of the Washington Consumer Protection Act, Intentional Interference with Business Expectancy, Violation of Federal RICO Statute 28 USA Sec. 1962, and violation of Washington's Criminal Profiteering Act. On November 29,1999, defendant, Stephen Worthington who posts under the name "Auric Goldfinger" filed a motion to dismiss on various grounds including that Washington was improper venue. The Honorable Marcia Pechman granted the Company's motion for preliminary injunction against Floyd Schneider on January 21, 2000, restraining him from posting defamatory or untrue remarks on the internet or elsewhere. On February 28, 2000, the Court granted the defendant, Worthington's motion on the grounds of improper venue without ruling on the defendant's other claims motions, and further ruled on the Court's own initiative that venue was inappropriate for all defendants, dismissing the case. The Company thereafter filed a motion for reconsideration of the dismissal asking in the alternative that this case be transferred to another venue. The Court granted The Company's motion for reconsideration on March 24, 2000, reinstating the action and pending preliminary injunction, and subsequently, on April 7, 2000, ordered that the entire action be transferred to the United States District Court for the Northern District of California. The case was physically retained in Washington for 30 days and then transferred to the United States District Court for the Northern District of California, before the Honorable Charles R. Breyer, on approximately May 5, 2000. The case has since been transferred to Judge Phyllis J. Hamilton. This matter has been settled.

     JOAKIMIDIS V. CRAGUN, ET AL. The company was a party cross-defendant in the matter of George Joakimidis v. Bryant Cragun, et al., Superior Court of California, County of San Diego, Case No. 730826. The Plaintiff alleges Unfair Business Practices, Fraud and Breach of Contract against ZiaSun, alleging that in October 1997 he invested in various corporations, including ZiaSun based on representations of third parties other than ZiaSun. Plaintiff alleges that the financial condition of these corporations were other than as represented to him, that past officers and directors of these corporations made misrepresentations during the course of attempting to settle their dispute, and that these corporations breached the terms of the alleged settlement. The Plaintiff is claiming damages of $45,000 and is also seeking punitive damages. The Company believes that the allegations are without merit and will vigorously defend this matter. The matter has been settled.

     Settlement of Above Reference Litigation
     ----------------------------------------

     On October 11, 2000, subsequent to the period covered by this report, the Company entered into a Settlement Agreement in the above two matters. See "Subsequent Events" below.

     Pending Litigation
     ------------------

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

     With the exception of the legal proceeding entitled ZIASUN TECHNOLOGIES, INC. V. FINANCIAL WEB.COM, INC., ET AL., set forth above, the Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 2.  Changes in Securities.

         Not required.

Item 3.  Defaults Upon Senior Securities.

         Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted for vote to the security holders during the period covered by this report.

Item 5. Other Information.

     Venture Fund Agreement With The McKenna Group.
     ---------------------------------------------

     On July 3, 2000, subsequent to the period covered by this report, the Company entered into a Venture Fund Agreement with The McKenna Group of Palo Alto, California under which the Company and the McKenna Group through a newly formed company would pool their resources, expertise and capital to create a venture fund known as McKenna-ZiaSun ("MKZ") to perform and support incubation activities of emerging technology companies. According to the terms of the Venture Fund Agreement, ZiaSun will contribute a total of $15,000,000 over a period of time, representing 100% of the funding for the venture fund. The McKenna Group will provide the management, technical knowhow, consulting and financial analysis services for the Venture Fund.

     Resignation of Dennis McGrory.
     -----------------------------

     On July 12, 2000, Dennis McGrory resigned as the Corporate Secretary of the Company. Mr. Allen D. Hardman was appointed as Secretary of the Corporation on September 27, 2000.

     Amendment to Allen D. Hardman Employment Agreement.
     --------------------------------------------------

     On August 2, 2000, the Company entered into an Amended and Restated Employment Agreement and Stock Option with Allen D. Hardman. On April 21, 2000, in conjunction with the appointment of Allen D. Hardman as the President and CEO of the Company, Mr. Hardman received an increase in his annual salary to $200,000. Additionally, Mr. Hardman was granted an option to purchase an additional 50,000 shares of common stock of the Company pursuant to the terms of the Company's 1999 Stock Option Plan, with the exercise price of said options being the closing price as of the date of execution of the Amended and Restated Employment Agreement. The option shall vest and be exercisable immediately with regard to 50% of said option shares, and exercisable with regard to the remaining 50% of said shares as of May 1, 2002. The options shall be exercisable for a period of seven (7) years from the date of the grant.

     Sale of Momentum Internet, Inc. to Vulcan Consultants.
     ------------------------------------------------------

     On August 2, 2000, the board approved the sale by the Company of all shares of its subsidiary, Momentum Internet, Inc., to Vulcan Consultants Limited. The Company acquired Momentum Internet on October 5, 1998, from Vulcan Consultants Limited in a stock-for-stock exchange. The board of directors of the Company determined that Momentum Internet has not met the expectations of the Company in its growth and generation of revenues and has determined that it is in the best interest of the Company and its shareholders to sell Momentum Internet back to Vulcan whereby Vulcan would own Momentum Internet outright, including all its subsidiaries, websites, business interest, contracts and liabilities associated with Momentum Internet.

     The closing of the sale of Momentum Internet to Vulcan occurred on September 13, 2000, whereby Vulcan acquired all of the issued and outstanding shares of Momentum Internet held by the Company, in consideration of 725,000 restricted shares of ZiaSun, owned and held by Vulcan, which shares have been canceled. In addition, Swiftrade, a subsidiary of Momentum Internet will repay the $500,000 it borrowed from Momentum Asia, Inc., a subsidiary of the Company, with $200,000 paid on closing and the balance of $300,000 due and payable on or before September 30, 2000.

     As of September 30, 2000, and the date of this report, Swiftrade has failed to make the payment of $300,000 and Swiftrade is now in default of the loan and security agreement.

     Amendment to By-laws of the Corporation.
     ----------------------------------------

     On September 27, 2000, the Board of Directors of the Corporation by Written Unanimous Consent, pursuant to Section 78.120 of the Nevada Revised Status and
Article X, Section 10.01 of the Amended and Restated By-laws of the Corporation, amended Article IV., of the Bylaws to expand and clarify the titles and roles of the executive officers of the Corporation. A copy of the By-laws as amended are attached as Exhibit 3.3, hereto and incorporated herein by this referenced.

     Change of the Executive Officers of the Company.
     -----------------------------------------------

     On September 27, 2000, in conjunction with the amendment to Article IV., of the bylaws, as stated above, the Board of directors restructured the composition of its executive officers and their roles, wherein the following persons were appointed to serve until the next annual meeting of the directors or until their successors have been duly elected and qualified:

         D. Scott Elder.................     Chairman of the Board
         D. Scott Elder.................     Chief Executive Officer
         Allen D. Hardman...............     President
         Allen D. Hardman...............     Chief Operating Officer
         Ross W. Jardine................     Executive Vice President
         Ross W. Jardine................     Chief Financial Officer
         Allen D. Hardman ..............     Secretary

     RECENT SALE OF SECURITIES.
     -------------------------

     Seminar Marketing Group, Inc.
     ----------------------------

     On September 29, 2000, the Company acquired all of the outstanding stock of Seminar Marketing Group, Inc., ("SMG"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company, issued an aggregate of 370,000 restricted shares of Common Stock to stockholders of SMG in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of SMG in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     The ZiaSun Shares are subject to "piggyback registration rights" under which ZiaSun has agreed, that if ZiaSun determined to register any of its securities, for its own account or the account of any of its shareholders, other than a registration on S-8 relating solely to employee stock option or purchase plans, or a registration on Form S-4 relating solely to an SEC Rule 145 transaction, ZiaSun would include in such registration the shares issued to the SMG shareholders, subject to certain limitations as set forth in the Registration Rights Agreement.

     SUBSEQUENT EVENTS
     -----------------

     Change of Independent Accountants.
     ---------------------------------

     (a) Previous Independent Accountants

          (i) On October 3, 2000, the Company dismissed HJ & Associates, LLC as its independent public accountants.

          (ii) Neither of the reports of HJ & Associates, LLC on the financial statements for the past two years contained an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

          (iii) The dismissal of HJ & Associates, LLC, was recommended and approved by the Audit Committee of the Board of Directors of the Company.

          (iv) During the past fiscal year and through September 30, 2000, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of HJ, would have caused HJ to make reference to the subject matter of the disagreement(s) in their reports on the consolidated financial statements for such years.

          (v) During the Company's two most recent fiscal years and through the period from December 31, 1999 to September 30, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

          (vi) The Company provided HJ & Associates with a copy of the disclosure it made in response to Item 304 (a) of Regulation S-K, in its Current Report on Form 8-K filed October 10, 2000. The Company requested HJ & Associates, LLC, to furnish, and HJ & Associates, LLC, furnished to, the Company a letter addressed to the Commission stating that it agreed with the statements made by the Company.

     (b) Newly Engaged Independent Accountants

          (i) On October 3, 2000, the Company engaged BDO Seidman, LLP, as its new independent accountant. Through September 30, 2000, neither the Company nor anyone on its behalf consulted BDO Seidman, LLP regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by BDO Seidman, LLP on the Company's financial statements.

     Memory Improvement Systems, Inc.
     -------------------------------

     On October 16, 2000, the Company acquired all of the outstanding stock of Memory Improvement Systems, Inc., ("MIS"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 400,000 restricted shares of Common Stock to stockholders of MIS in exchange for such stock. The shares of Common Stock were issued and sold to the stockholders of MIS in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with the issuance and sale of the shares of Common Stock.

     The ZiaSun Shares are subject to "piggyback registration rights" under which ZiaSun has agreed, that if ZiaSun determined to register any of its securities, for its own account or the account of any of its shareholders, other than a registration on S-8 relating solely to employee stock option or purchase plans, or a registration on Form S-4 relating solely to an SEC Rule 145 transaction, ZiaSun would include in such registration the shares issued to the MIS shareholders, subject to certain limitations as set forth in the Registration Rights Agreement.

     Settlement of Pending Litigation.
     --------------------------------

     On October 11, 2000, subsequent to the period covered by this report, the Company entered into a Settlement Agreement in the above two matters under which the defendants agreed to refrain from publishing to any third party, directly, indirectly, or through any third party intermediary, any statement, opinion or other communication about, the Company, and others, including any person defendants know or reasonably should know is an employee, agent, attorney, accountant, heir, successor, assign, or representative of the Company. The defendants also agreed to cease all postings on any Internet bulletin boards related to any of the companies or individuals protected under the settlement agreement. The defendants also agreed to waive any First Amendment protection to make such statements, to the extent the First Amendment protects them, and to submit to jurisdiction of both the Federal and state courts to enforce the restraint provisions including by injunctive relief. To accommodate the settlement, the Company and other plaintiffs similarly agreed not to post such statements about the defendants, although the plaintiffs had not engaged in such conduct and none of the defendants had accused them of doing so. Under the settlement agreement, both cases will be dismissed as to the settling defendants and all parties will bear their own attorneys' fees and expenses.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

Exhibit Number    Description
--------------    -----------

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

2.5(+) Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and the shareholders of Seminar Market Group, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 3, 2000).

2.6(+) Acquisition Agreement and Plan of Reorganization between ZiaSun Technologies, Inc. and the shareholders of Memory Improvement Systems, Inc., dated September 26, 2000. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 18, 2000).

3.1(a)(+)      Original  Articles of  Incorporation  (Incorporated  by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

3.1(b)(+)      Certificate of Amendment to Articles of Incorporation filed April
               29,  1997.  (Incorporated  by  reference  from  the  Registrant's
               Registration Statement on Form 10-SB filed on September 16, 1999;
               Commission File No. 000-27349).


3.1(c)(+)      Certificate  of  Amendment  to  Articles of  Incorporation  filed
               September  10,  1998,  changing the name of the Company to ZiaSun
               Technologies,   Inc.   (Incorporated   by   reference   from  the
               Registrant's  Registration  Statement  on  Form  10-SB  filed  on
               September 16, 1999; Commission File No. 000-27349).

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

10.26(+) LeaseAgreement between EsNET Properties L.C. and Online Investors Advantage, Inc., dated May 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on September 16, 1999; Commission File No. 000-27349).

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

10.36(+) ZiaSun Technologies, Inc. - 1999 Stock Option Plan, as amended. (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on June 14, 2000; Commission File No. 333-37754).

10.37(+) Consulting Agreement dated January 1, 2000, between the Company and Netgenesis Strategic Internet Marketing, Ltd. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000).

10.38(+) Client Service Agreement dated January 14, 2000, between the Company and Continental Capital & Equity Corporation. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000).

10.39(+) Common Stock Purchase Warrant issued to Continental Capital & Equity Corporation. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000).

10.40(+) Registration Rights Agreement between the Company and Continental Capital & Equity Corporation. (Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, filed on May 12, 2000).

10.41(+) Consulting Agreement dated January 1, 2000, between the Company and Credico Inc. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000).

10.42(+) Business Agreement dated April 20, 2000, between the Company and The McKenna Group. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22,
               2000).

10.43(+) Sale and Purchase Agreement dated March 13, 2000, between the Company and Paradym Enterprises Limited. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000).

10.44(+) Shareholders' Agreement between Momentum Internet, Inc., Bensley Ltd., and Paradym Enterprises Limited dated March 13, 2000. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB, filed on May 22, 2000).

10.45(+) Merger Agreement and Plan of Reorganization dated May 22, 2000, between the Company and Asia Prepress Technology, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 8, 2000).

10.46(+) Merger Agreement and Plan of Reorganization dated May 22, 2000, between the Company and Asia Internet Services.com, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 8, 2000).

10.47(+) Amendment to Agreement between the Company and the OIA Shareholders dated May 31, 2000. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 17, 2000).

10.48(+) Venture Fund Agreement between the Company and The McKenna Group dated July 3, 2000. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 17,
               2000).

10.49(+) Amended and Restated Employment Agreement and Stock Option of Allen D. Hardman dated August 2, 2000. (Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 17, 2000).

99.1(+)        Press  Release  regarding   settlement  of  certain   litigation.
               (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 27, 2000).

27.(+)         Financial  Data  Schedule   (submitted   electronically  for  SEC
               information only).


(+)      Previously filed.
(++)     Filed herewith.

(b)      Reports on Form 8-K.

     On July 21, 2000, the Company filed a Form 8-K with regard to the Acquisition of Asia Prepress Technologies, Inc., a Maryland corporation.

     On September 14, 2000, the Company filed a Form 8-K with regard to the sale by the Company of its subsidiary, Momentum Internet, Inc.

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

                                                ZiaSun Technologies, Inc.


Dated: November 14, 2000                       /S/ Allen D. Hardman
                                                ------------------------------
                                                By:  Allen D. Hardman
                                                Its: President & COO