Form 10-Q/A
period 2000-09-30
ZIASUN TECHNOLOGIES INC
filed 2000-11-20
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

     (Mark One)

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                September 30,   December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                 (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                    $  6,083,279    $11,652,505
   Trade receivables, net                                          1,476,996      1,145,960
   Interest receivable                                                16,758          8,333
   Inventory                                                          17,167         18,239
   Marketable securities                                             557,438        540,234
   Prepaid expenses                                                1,276,168        131,772
                                                                -------------   ------------

     Total Current Assets                                          9,427,806     13,497,043
                                                                -------------   ------------

EQUIPMENT

   Printing equipment                                                293,193        289,443
   Machinery and equipment                                           662,845        393,091
   Office equipment                                                  226,849        153,734
   Vehicles                                                           36,874         17,163
   Leasehold improvements                                            221,064        138,841
   Less: accumulated depreciation                                   (505,564)      (197,053)
                                                                -------------   ------------

     Total Equipment                                                 935,261        795,219
                                                                -------------   ------------

OTHER ASSETS

   Marketable securities                                           3,966,413         -
   Equity investments                                              2,861,178        254,195
   Goodwill - net                                                113,309,943      4,667,623
   Receivables - related parties                                     818,774         88,679
   Other assets                                                      261,103        664,088
                                                                -------------   ------------

     Total Other Assets                                          121,217,411      5,674,585
                                                                -------------   ------------

     TOTAL ASSETS                                               $131,580,478    $19,966,847
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 250,000,000 shares authorized of $0.001
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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 For the Nine Months Ended      For the Three Months Ended
                                                                      September 30,                   September 30,
                                                                ----------------------------   -----------------------------
                                                                    2000           1999            2000            1999
                                                                -------------  -------------   -------------   -------------
SALES, NET                                                      $ 43,105,537   $ 15,913,891    $ 13,927,215    $  6,997,685

COST OF GOODS SOLD                                                26,153,428     11,442,600       8,087,137       5,702,647
                                                                -------------  -------------   -------------   -------------

       Gross Margin                                               16,952,109      4,471,291       5,840,078       1,295,038
                                                                -------------  -------------   -------------   -------------

OPERATING EXPENSES

   Depreciation and amortization expense                           6,178,795        475,426       3,178,077         375,827
   Bad debt expense                                                   45,000        -                15,000         -
   Consulting fees - related party                                   -               70,060         -                18,420
   General and administrative                                      4,964,180      2,125,613       1,365,558         590,686
                                                                -------------  -------------   -------------   -------------

     Total Operating Expenses                                     11,187,975      2,671,099       4,558,635         984,933
                                                                -------------  -------------   -------------   -------------

     Income from Operations                                        5,764,134      1,800,192       1,281,443         310,105
                                                                -------------  -------------   -------------   -------------

OTHER INCOME (EXPENSE)

   Gain (loss) on equity investment                                  (37,017)       (31,990)        (12,339)        (30,230)
   Unrealized gain on marketable securities                        2,942,641         83,254        (385,698)         83,254
   Realized gain on marketable securities                             -             423,260         -                23,417
   Rental income                                                      -              78,277         -                 6,856
   Interest and dividend income                                      215,579         57,543          44,874          28,547
                                                                -------------  -------------   -------------   -------------

     Total Other Income (Expense)                                  3,121,203        610,344        (353,163)        111,844
                                                                -------------  -------------   -------------   -------------

MINORITY INTEREST                                                   (144,000)       -              (144,000)        -
                                                                -------------  -------------   -------------   -------------

INCOME BEFORE DISCONTINUED
 OPERATIONS AND INCOME TAXES                                       8,741,337      2,410,536         784,280         421,949

DISCONTINUED OPERATIONS                                             (531,656)       711,154         -               755,090

GAIN ON DISCONTINUED OPERATIONS                                    1,311,994        -             1,311,994         -

INCOME TAXES                                                       3,775,070      1,283,175         624,619         387,151
                                                                -------------  -------------   -------------   -------------

NET INCOME                                                         5,746,605      1,838,515       1,471,655         789,888
                                                                -------------  -------------   -------------   -------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment                             3,800         11,302             328           7,534
                                                                -------------  -------------   -------------   -------------

NET COMPREHENSIVE INCOME                                        $  5,750,405   $  1,849,817    $  1,471,983    $    797,422
                                                                =============  =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                 For the Nine Months Ended      For the Three Months Ended
                                                                       September 30,                   September 30,
                                                                ----------------------------   -----------------------------
                                                                    2000           1999            2000            1999
                                                                -------------  -------------   -------------   -------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                               28,720,809     21,675,834      31,624,570      22,055,000
                                                                =============  =============   =============   =============

   Continuing                                                   $       0.17   $       0.05    $       0.01    $       0.01
   Discontinued                                                         0.03           0.03            0.04            0.03
                                                                -------------  -------------   -------------   -------------

BASIC INCOME PER SHARE                                          $       0.20   $       0.08    $       0.05    $       0.04
                                                                =============  =============   =============   =============

FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                                     28,770,809     26,750,834      31,674,570      27,130,000
                                                                =============  =============   =============   =============

   Continuing                                                   $       0.17   $       0.04    $       0.01    $       0.00
   Discontinued                                                         0.03           0.03            0.04            0.03
                                                                -------------  -------------   -------------   -------------

FULLY DILUTED INCOME PER SHARE                                  $       0.20   $       0.07    $       0.05    $       0.03
                                                                =============  =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       ----------------      Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1998      20,930,000  $20,930   $8,923,394   $(70,000)  $38,794     $(40,000)  $    -         $(2,744,964)  $6,128,154

Purchase of
ASIA4Sale.com, Ltd.       100,000      100      249,900       -         -            -           -              -           250,000

Purchase of
Online Investors
Advantage, Inc.         1,150,000    1,150    2,873,850       -         -            -           -              -         2,875,000

Exercise of stock
option at $2.00
per share                  25,000       25       49,975       -         -            -           -              -            50,000

Amortization of
deferred compensation        -         -           -          -         -          10,000        -              -            10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                   -         -        407,428     35,970      -            -           -              -           443,398

Adjustment for
forward stock split            18      -           -          -         -            -           -              -              -

Currency translation
adjustment                   -         -           -          -       15,436         -           -              -            15,436

Net income for
the year ended
December 31, 1999            -         -           -          -         -            -           -           5,964,239    5,964,239
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------
Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------  ----------

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                                   (Unaudited)


                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       ----------------      Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  105,575,952       -         -            -           -              -       105,585,772

Purchase of Asia
Internet and Asia
Prepress                  250,000      250    1,499,750       -         -            -           -              -         1,500,000

Purchase of Seminar
Marketing Group
and Memory Improvement
Systems, Inc.             770,000      770    1,924,230       -         -            -           -              -         1,925,000

Sale of Momentum
Internet, Inc.                -         -            -    (1,812,500)   -            -           -              -        (1,812,500)

Repurchase of
Company shares
through the market            -         -            -      (355,122)   -            -           -              -          (355,122)

Common Stock issued
for services               30,000       30      299,970       -         -            -           -              -           300,000

Stock option exercised     25,000       25       49,975       -         -            -         (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       3,800          -           -              -             3,800

Net income for the
nine months ended
September 30, 2000           -         -           -          -         -            -           -          5,746,605     5,746,605
                       ----------  --------  -----------  ------------ ---------  ---------  -----------    ----------  ------------
Balance,
September 30, 2000     33,203,670  $ 33,204 $122,544,320  $(2,201,652) $ 58,030   $(20,000)  $  (25,000)    $8,965,880  $129,354,782
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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                               -----------------------------
                                                                                   2000            1999
                                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock                                                  $   (355,122)   $    -
   Sale of the Company's common stock by a subsidiary                                -              453,517
   Proceeds from borrowings - related parties                                     6,000,000         -
   Cash acquired in purchase of subsidiaries                                         -              200,455
   Proceeds from exercise of stock options                                           25,000          50,000
   Repayment to related party                                                    (6,000,000)        -
                                                                               -------------   -------------

       Net Cash Provided by (Used by) Financing Activities                         (330,122)        703,972
                                                                               -------------   -------------

NET INCREASE (DECREASE) IN CASH                                                  (5,569,226)      4,609,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 11,652,505         517,781
                                                                               -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  6,083,279    $  5,127,718
                                                                               =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                                    $    -          $    -
   Income taxes                                                                $  5,738,870    $    861,882

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                                   $109,010,772    $  2,750,000
   Issuance of common stock for related party payable                          $    690,000    $    -

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

               The exercise price shall be the closing price as of July 1, 2000, with such grants effective July 1, 2000; said options shall vest and be exercisable immediately and exercisable with regard to the remaining 50% of said shares as of May 1, 2002; and said options shall be exercisable for a period of seven (7) years from the date of the grant (i.e. until June 30, 2007).

               On July 3, 2000, pursuant the terms of the Non-Qualified Stock Option Agreement of Allen D. Hardman, Mr. Hardman has exercised the third years vested options to purchase 25,000 shares of common stock at the price of two dollars ($2.00) per share.

               At the special meeting of the directors, held in Salt Lake City, Utah on April 21, 2000, the Company agreed that in the event that the Company consummated the agreement between the Company and the McKenna Group, that it would compensate Credico, Inc., a Nevada corporation, owned and controlled by Bryant D. Cragun, a member of the advisory board of ZiaSun and Hans Von Meiss, a director of the Company, an aggregate of 100,000 shares, for their efforts and services in locating, negotiating and assisting in the consummation of this such agreement.

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

               The Company negotiated and reached an agreement with Vulcan whereby Vulcan will acquire all of the issued and outstanding shares of MII, consisting of one (1) ordinary share, held by the Company, in consideration of 725,000 restricted shares of ZiaSun, owned and held by Vulcan, conditioned upon among other things, that concurrently with the closing of sale that (i) Anthony Tobin execute any and all documents, agreements and resolutions which required Mr. Tobin's signatures, (ii) that MII execute any and all required documentation, including the Registrant Name Change Agreement, to transfer all rights of ownership and interest in the corporation's website "Ziasun.com" for which MII was acting as the corporation's website master; and (iii) Swiftrade, a subsidiary of MII, repay the $500,000 it borrowed from MAI, a subsidiary of ZiaSun with $200,000 due and payable on closing and the balance of $300,000 due and payable on or before September 30, 2000, with the payment of said $300,000 being secured by a pledge of the preferred stock of West America Securities which is owned by Swiftrade.

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

              Certain financial information concerning the Company's operations in different industries is as follows:

                                    For the                        Online
                                  Nine Months                     Investors
                                     Ended         Momentum       Advantage,       Asia          Corporate
                                 September 30,    Asia, Inc.        Inc.         Prepress       Unallocated        Total
                                 -------------   ------------   -------------  -------------   -------------   -------------
Net sales                           2000         $ 1,121,251    $ 41,295,207   $    599,079    $    140,000    $ 43,105,537
                                    1999           1,345,166      14,568,725        -               -            15,913,891
Operating income
 (loss) applicable
 to industry segment                2000            (165,581)      7,734,236         63,048      (1,867,569)      5,764,134
                                    1999              34,993       2,908,893        -            (1,143,694)      1,800,192
General corporate
 expenses not
 allocated to industry
 segments                           2000              -              -              -             1,867,569       1,867,569
                                    1999              -              -              -             1,143,694       1,143,694

Other income
 (expenses) including
 interest and gain
 on sale of securities              2000           3,117,838         197,175            186        (193,996)      3,121,203
                                    1999             586,945          23,399        -               -               610,344

Operating assets                    2000           3,348,624     121,138,276        331,395       6,762,183     131,508,478


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2000 and December 31, 1999
----------------------------------------

Changes in Financial Condition
------------------------------

     On December 31, 1999 the Company sold Asia4sale to Internet Ventures, Ltd. for $5,000,000 cash and 2,700,000 shares of Asia4Sale.com, Ltd. common stock. On March 31, 1999 the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and a $400,000 cash downpayment. This acquisition was accounted for as a purchase. The acquisition of OIA continues to make a substantial, positive contribution to the financial condition of the Company. The balance of current assets at September 30, 2000 was $9,427,806 compared to a balance of $13,497,043 at December 31,1999. The balances of current liabilities were $2,225,696 and $4,230,620 for the same periods respectively. The resulting current ratio at September 30, 2000 is 4.4:1. The current ratio at December 31, 1999 was 3.2:1.

     The decrease of current assets at September 30, 2000 over December 31, 1999 is due primarily to the decrease of cash from $11,652,505 to $6,083,279, a decrease of $5,569,226 or 48%. This decrease is due primarily to $6,000,000 of additional cash due in the amended purchase of OIA offset by cash flow generated from the operations of OIA and $2,500,000 invested in the McKenna Joint Venture. (See further discussion of income below.) The decrease in current assets at September 30, 2000 was also offset by an increase in prepaid expenses from $131,772 at December 31, 1999 to $1,276,168 at September 30, 2000, an increase of $1,144,396 or 869%. The prepaid expenses were primarily income taxes of $1,114,711. Additionally, accounts receivable increased from $1,145,960 to $1,476,996, an increase of $331,036 or 29%. The balance of accounts receivable includes OIA's pre-approved seminar payments not yet charged to credit cards of approximately $400,000 and the trade receivables of MAI. A substantial portion of these receivables have been collected subsequent to September 30, 2000.

     The balance of current liabilities at September 30, 2000 is $2,225,696 and at December 31, 1999 is $4,230,620. The decrease of $2,004,924 or 47%, is due primarily to a decrease in income taxes payable. During the nine months ended September 30, 2000 the Company paid $6,000,000 which represents the amount owed to certain shareholders of OIA, as of June 30, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from June 30, 1999 to June 30, 2000. Additionally, these shareholder's received 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $111,585,772 which is being amortized over 10 years.

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

     Sales for the nine months ended September 30, 2000 were $43,105,537 compared to $15,913,891 for the same period in 1999, resulting in an increase of $27,191,646, or 171%. Cost of goods sold for the nine months ended September 30, 2000 was $26,153,428, or 61% of sales, compared to $11,442,600, or 72% of sales, for 1999. Gross profit was $16,952,109,  or 39% of sales and $4,471,291,  or 28%
of sales for the same periods respectively. The gross profit percentage increased due to revenues from renewals of subscriptions for OIA services and products.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 2000 includes depreciation of $184,856 and amortization of goodwill of $5,993,939. The Company recorded goodwill for the October, 1998 acquisition of Momentum Asia, the March 31 1999 acquisition of OIA and the May 2000 acquisition of Asia Prepress. General and administrative expenses were $4,964,180 or 12% of sales, for the nine months ended September 30, 2000 and $2,125,613 or 13% of sales for the same period in 1999, resulting in an increase of $2,838,567 or 134%. The increase is due to primarily to the operating expenses of OIA which were not present in the first quarter 1999 numbers.

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

     Sales for the three months ended September 30, 2000 were $13,927,215 compared to $6,997,685 for the same period in 1999, resulting in an increase of $6,929,530, or 99%. Cost of goods sold for the three months ended September 30, 2000 was $8,087,137, or 58% of sales, compared to $5,702,647, or 81% of sales, for 1999. Gross profit was $5,840,078, or 42% of sales and $1,295,038, or 19% of sales for the same periods respectively. The gross profit percentage increased due to revenues from renewals of subscriptions for OIA's services and products.

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

                                                ZiaSun Technologies, Inc.


Dated: November 20, 2000                        /S/ Allen D. Hardman
                                                ------------------------------
                                                By:  Allen D. Hardman
                                                Its: President & COO