Form 10-K
period 2000-12-31
ZIASUN TECHNOLOGIES INC
filed 2001-04-17
CIK 1085705

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------------

                                    FORM 10-K

                         -------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                        Commission File Number: 000-27349
                                                ---------
                            ZIASUN TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        NEVADA                                              84-1376402
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

462 Stevens Avenue, Suite 106, Solana Beach, CA             90275
----------------------------------------------------    ------------------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code):      (858) 350-4060


         Securities Registrant pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 Par Value Per Share

     Indicated by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the OTC Bulletin Board on March 30, 2001, i.e. $0.75) was approximately $15,989,563. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

     There were 32,698,669 shares of Common Stock issued and outstanding shares as of March 30, 2001.

================================================================================

                              CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of ZiaSun Technologies, Inc. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Actual results may differ materially from those projected as a result of certain risks and uncertainties. Such forward-looking statements are based on current expectations, estimates and projections about ZiaSun and its subsidiaries industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 12 through 20 as well as those noted in the documents incorporated herein by reference. Unless required by law, ZiaSun undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

Item 1. Business

General
-------

     ZiaSun Technologies, Inc. (the "Company" or "ZiaSun") was organized under the laws of the State of Nevada on March 19, 1996, under the name "Carlisle Enterprises, Inc." The Company was originally incorporated for the purpose of executive search and recruitment of employees for businesses. The Company is currently an Internet technology holding company focused on international e-finance and investor education, along with selective e-commerce opportunities. It specializes in certain online support services within North America, Asia and other international markets. The Company's subsidiaries include: Online Investors Advantage, (OIA) (www.i-advantage.com), Momentum Asia, Inc. (MAI) (www.momentumasia.com), Asia PrePress Technology (APT) (www.asiaprepress.com), Asia Internet Services, (AIS) (www.asiainternetservices.com), and Seminar Marketing Group, Inc. ("SMG") and Memory Improvement Systems, Inc. ("MIS"), through its wholly-owned subsidiary OIA. Additionally, the Company owns a 25% equity position in Asia4Sale (www.asia4sale.com) and owns 43% of McKenna Venture Accelerator, LLC ("MVA"), a venture fund.

     As of December 31, 2000, the Company has determined to discontinue the operations of MAI, APT and AIS.

     The Company actively seeks to acquire, structure, manage and consolidate other select holdings through its wholly-owned subsidiaries operating in the U.S. and in foreign markets. Its objective is to acquire holdings, which will provide marketing and operating synergy with one another, are well positioned and profitable in their targeted markets, and/or have demonstrated technical expertise in certain areas of e-commerce. While the Company pursues certain business opportunities, alliances and joint ventures, which will enhance profitable growth and development, and help maximize the shareholders' equity, the Company does not typically advertise to attract such opportunities.

     The two basic challenges in effectively implementing this strategy, while preserving and continually developing the Company's core technology, are: (1) Maintaining an active pipeline of potentially desirable, acquirable companies through various business contacts and financial institutions, and (2)
Maintaining the financial wherewithal to move quickly enough, when an opportunity for a synergistic acquisition arises, to complete the acquisition, and effectively integrate the acquired entity into the Company's holdings at minimum cost and/or disruption to the other entities. In some instances this will include the challenge of effectively restructuring the acquired entities with one or more existing entities to maximize their contribution to the Company's revenues and profits.

     The growth in use of online financial services in the foreign markets is one key to the Company's future growth. The Company is focused on capturing a large market share of these foreign users and a significant percentage of the growing number of U.S. users of Internet tools and services. The U.S. domestic market is also projected to sustain its growth in domestic e-commerce and online financial services usage, and is still developing in terms of the number of educated users of these services.

     The Company's business model is fairly simple and continues to present long-term growth prospects. Revenue is generated by selling e-finance educational programs and services and e-commerce services to businesses and/or consumers worldwide. As this operating model grows, the Company's base of loyal users, subscribers and visitors to their websites and services should also continue to grow. This will help build the credibility necessary to establish further strategic relationships and alliances, and develop co-branding and licensing agreements with Internet companies with similar objectives.

     The Company may, from time-to-time, divest or "spin off" its equity interest in one or more of its entities or holdings when it proves strategically and economically advantageous to its shareholders to do so. This could increase the shareholders' equity, and, at the same time, allow the Company to continually refine its core operations and holdings, once it has adequately established itself in the more profitable targeted markets.

Business Model and Products
---------------------------

     The Company's revenues are largely derived from OIA through its instructor lead education workshops, home-study courses, and its Investor Toolbox website. OIA contributed 100% of continuing revenues for the twelve-month period ended December 31, 2000. E-finance services and training constitute the major portion of the Company's current business. Revenues are generated from attendance fees for live workshops in major cities worldwide; sales of home-study programs and online subscription services.

The Company's Subsidiaries and the Nature of Products and Services Offered
--------------------------------------------------------------------------

     Continuing Operations
     ---------------------

     Online Investors Advantage, Inc. ("OIA"), a wholly-owned subsidiary provides in-depth consumer training in the optimum use of Internet-based investment and financial management tools and services via workshops, home study, and online subscriptions. OIA recently expanded into the international marketplace. OIA has a current customer base of some 12,000 individuals. In addition, OIA has a strategic working relationship with its primary data provider, Telescan, Inc.

     OIA has developed a video-based home-study program, which sells for $1,995, and a live 2-day workshop, which costs $2,995 to attend if the attendee registers at the live preview, or $3,995 if the attendee registers after the fact. Both programs are promoted online and through a traditional multi-step marketing program. The multi-step marketing program includes direct mail, radio, television, newspaper, free "Introduction to Online Investing seminars," the Internet, and word-of-mouth incentives. Prior workshop attendees are allowed to attend a refresher workshop at no charge, or extend their subscription to www.investortoolbox.com for six months at no charge if they refer another person to an OIA workshop. This incentive has a $495.00 value. OIA's brochures and audio tapes are used to build further interest and customer loyalty. The two-day workshop is OIA's principal revenue generator.

     Those introduction seminar attendees, who do not elect to attend the two-day training workshops, are candidates for video-based home-study educational programs. Accordingly, OIA is well positioned to continue providing both e-finance and investing education and services, while developing a growing customer base for its online subscription service and other compatible products and services.

     Seminar Market Group, Inc. ("SMG"), a wholly owned subsidiary of OIA, was acquired to secure various marketing and support services for OIA such as in-house telephone marketing and consulting for OIA's marketing process. These services are now handled by OIA directly and SMG is inactive.

     Memory Improvement Systems, Inc. ("MIS"), a wholly-owned subsidiary of OIA, provides platform speaking services as well as the recruiting and training of professional presenters for OIA's 90-minute introductory seminars.

     McKenna Venture Accelerator, LLC ("MVA"), a Delaware limited-liability company, is a venture fund created by The McKenna Group ("TMG") that is funded by the Company along with several other investors. The agreement between ZiaSun and The McKenna Group was finalized during August 2000. MVA, which is structured to make highly selective investments primarily in early-stage business-to-business (B2B) Internet technology companies, is a partially-owned subsidiary of the Company, in which the Company is the owner of a 43% membership interest with the other investors owning the remaining interest.

     MVA was formed to help accelerate the Company's business growth by providing the Company access to global market investment opportunities, to which it could not otherwise gain access. MVA partners the Company with The McKenna Group, one of the most well known and successful consulting firms in the world. Additionally, MVA directly associates the Company with Regis McKenna, one of the world's most renowned business strategists and venture capitalists, who helped launch companies, such as Intel and Apple, as well as The Byte Shop, the first retail computer store.

     The McKenna Group, under the direction of an investment board made up of members from the Company, the other investors and The McKenna Group, manages the day-to-day operations of MVA. MVA invests in qualified, early-stage B2B Internet companies and helps them build infrastructure and technology that will help shape the future. It is the Silicon Valley node in a global value network that includes ZiaSun, along with the JAI/McKenna Fund, institutional investors and angel investors.

     MVA offers companies financial and infrastructure support to accelerate operations, business and market strategy support to accelerate time-to-market, and partnering support to accelerate scale-up, all of which creates a highly attractive entrepreneurial environment. MVA also differs from traditional venture funds in that its investors play an active role in approving those investments made by the fund. This unique feature of MVA makes it possible for the fund to leverage the particular expertise and know-how of its investors.

     The MVA partners total capital commitment to MVA is $18.5 million, of which ZiaSun has committed to invest $8.0 million. MVA was formed for the purpose of acquiring securities of start-up and early stage companies with a principal focus on three core areas, including mobile communications, networking and communications and e-business infrastructures.

     The formation of MVA was a major step in fulfilling ZiaSun's vision to become a world-class business acceleration and holding company with unlimited growth opportunities, and one that is intended to provide a positive future impact on its shareholder's equity. Typically, only accredited investors can invest in companies that have the intention of going public. However, through MVA, ZiaSun shareholders now indirectly participate in the early-stage, accredited funding of emerging private companies, which have undergone a very thorough technical and operational evaluation prior to investment. Hence, MKZ provides ZiaSun shareholders with the ability to lower the risk factor while participating in potentially profitable early-stage investments.

     MVA has already acquired equity positions in the following four companies:

     o Last Mile Service (www.lastmileservices.com) develops software that allows immediate deployment of disparate broadband services between service providers and customer premises.

     o IControl is a brand new company (with no Web site to-date) dedicated to delivering the most complete security and authentication solutions to mobile commerce, which is expected to grow into a $70 billion market in the next few years.

     o    QEDSoft   (www.qedsoft.com)   develops  software  designed  to  enable
          delivery of high-quality 3D animation on the Web across multiple platforms with zero latency and with low bandwidth requirements.

     o Sirenic (www.sirenic.com) develops server software intended to enable personalized content delivery and m-commerce applications across a broad range of access devices.

     MKZ Fund, LLC ("MKZ"), the McKenna/ZiaSun entity which funds MVA, has also invested directly in small equity positions in the following group of companies, who are also clients of The McKenna Group (TMG). These companies are typically further along than the firms MVA invests in, and their equity is available to MKZ only because they seek out the consulting services of TMG. Many of these companies have Venture Capital investors behind them as well as strategic investors such as IBM, Cisco, Motorola, Intel, AB Watley and Oppenheimer. The Company owns 60% of the membership interest of MKZ.

     o OneSecure (www.onesecure.com) is a providers of secure managed network solutions to large enterprises

     o Home Director (www.homedirector.com) provides complete home networking and management solutions

     o B2B Web (www.b2bweb.com) is a supplier of state-of-the-art global supply chain management platforms and solutions to manufacturers and retailers

     o PortfolioScope (www.portfolioscope.com) is an applications services provider of innovative portfolio tracking and analysis solutions to portfolio managers and individual investors

     o Tradeworx (www.tradeworx.com) provides cutting edge analytical and decision support tools to the online and offline financial services industry

     o eVision is a leader in the emerging area of high-performance 3-D search engines capable of handling all media types including video

     o iSX (www.isx.com) provides unique, rapid-retrieval database tools to emerging e-business markets

     o Last Mile Services (www.lastmileservices.com) is also held directly by MKZ as well as in the MVA fund

     Discontinued Operations
     ------------------------

     The following entities are subject to a formal plan to be sold or otherwise disposed of:

     Momentum Asia Inc. ("MAI"), a wholly-owned subsidiary, provides printing and direct mail services for its clients. Its services are actively marketed to various corporations. MAI has been marginally profitable and has been having difficulty sustaining its operation due to the dramatic economic downturn in the Philippines. Given this, ZiaSun is currently in negotiations to sell MAI.

     Printing and Direct Mail
     ------------------------

     Revenue From        Operating Subsidiary     Product/Service
     -------------       --------------------     ---------------
     List Rental         Momentum Asia            Momentum Direct
     Design/layout       Momentum Asia            Momentum Direct
     Printing            Momentum Asia            Momentum Direct
     Lettershop          Momentum Asia            Momentum Direct

     MAI's Customer Base Includes:

     Federal Express (United States)
     Enron Power (United States)
     Neo-Art, Inc. (Netherlands)
     IDESS Maritime Training Schools (Norway)
     Ritchie Brothers Auctioneers, Ltd. (Canada)
     Metroplex Casinos (Malaysia)
     The Philippine Government (Philippines)
     Subic Telecommunications Co., Inc. (Philippines)
     (A joint venture between AT&T (U.S.). and PLDT (Philippines)

     None of these customers are expected to contribute more than $50,000 of revenue per year to Momentum Asia.

     Asia Prepress Technologies, Inc. ("APT"), a wholly-owned subsidiary, is headquartered in Glen Burnie, Maryland with operations in the Philippines. APT provides a true 24/7 keyboarding operation for conversion of books and other hard-copy documents into a searchable electronic format via the Internet. APT's double-key data entry, comparison and verification analysis, along with proofreading by a quality control source for all data entry work completed ensures a 99.99% accuracy level for its transcription services. APT also provides data conversion services, rendered line art services, LaTex editing, SGML/HTML/XML keying and coding, and Quark Page Makeup. APT's other services include Web Page design and CD replication/duplication along with providing label and cover printing for CD's. APT has a large labor pool of English speaking, well educated workers within low-cost incentive-rich Special Economic Zones in the Philippines. APT's primary customer base is typesetting/composition prepress operations in the publishing field, but it also is doing work for groups in the medical, legal, accounting and private industry fields. Anyone who has data that requires conversion or manipulation into various electronic formats is a potential customer for APT. Major competitors of APT include Innodata and Sencor.

     Asia Internet Services.com, Inc. ("AIS"), a wholly-owned subsidiary, is also headquartered in Glen Burnie, Maryland with operations in the Philippines. It is an outsourcing contractor providing packages of specialized support services for Internet and IT firms with high-volume response needs. Services include e-mail response, order taking, correspondence, billing and service inquires. Pricing is based at a starting point of $6.00 per hour for each employee required. The primary customer base is small to mid-size companies who wish to avoid setting up labor intensive customer service branches. AIS provides alternative outsourcing in order to save companies time and money allowing them to concentrate on their core competencies. Service is provided on a 24/7 basis. Major competitors of AIS include Brigade, Startek and Swift Response.

Target Markets
--------------

     Internet-based business is perhaps the most dynamic industry the world has ever seen. It is rapidly becoming the primary worldwide medium for data exchange, commerce, education and news. Moreover, although there has been a dramatic e-commerce downturn as the Internet continues to change to better serve the needs of business and consumers, the Company believes the international growth rate of both business and individual Internet users will continue to increase over the next five years.

     As the number of Internet users continues to increase, the Company intends to continue developing improved and enhanced e-finance investing and portfolio management products, services and technologies, which will effectively fulfill the information, e-commerce and education needs of these users to maximize their beneficial use of all the features the Internet has to offer. This is expected to include International online stock investing education services with unique educational capabilities and ongoing support services for the individual investor.

     The Company believes there are several primary factors, which attract Internet users to online investing. These include: ease of use, low transaction fees, real-time comprehensive information, portfolio management tools, news, and a self-directed environment.

     The Company's wholly-owned subsidiary, OIA, is believed to be a pioneer in online financial/investing training for individual investors in the U.S. market, and is rapidly expanding into key international markets as well. As the popularity of online investing grows, the demand for OIA's products and services is expected to grow accordingly. As stock exchanges around the world move to the Internet, the Company expects to continually strengthen its competitive position in the international marketplace, and to be on the ground floor to service these markets.

Marketing Plan
--------------

     The Company will attempt to become the world leader in providing e-finance and investing education products and services to the individual investor. It intends to build exposure and continually increasing market share while maintaining profitable operations. This differs from many Internet-based companies which have focused significant effort on establishing a customer base, but have given minimal thought to ensuring return on investment.

     While this latter approach generates a considerable amount of web traffic, and can sometimes generate significant revenues, it does not necessarily generate any earnings for a company. The Company's plan emphasizes both aggressive pursuit of a user base and market share, along with the marketing of value added products to this user base.

     The ongoing successful implementation of the marketing plan includes effectively presenting the Company's products and services in the current market, so the potential customer perceives them as the clear value-added choice among the alternative products and services in the marketplace. The Company focuses its marketing message on those significant points of differentiation that Company's product and services provide over the competitors' products and services.

     Additionally, the Company is experiencing its first exposure to a down market, and will have to adroitly adapt its business developments efforts to the ever-changing needs of such a market to ensure that its offering of products and services will effectively fulfill those needs. Another priority of the Company is keeping the marketing message and materials up to date in one of the most dynamic markets that has ever existed. The Company expects to accomplish this by utilizing its own expertise as well as the services of certain consultants, who are specialists and forward-looking in the Internet arena, so the Company has constantly updated, current knowledge regarding developments in the marketplace they serve. The Company recognizes the importance of being the first to introduce a new beneficial product or service to the marketplace.

Distribution
------------

     Management will seek out and investigate business opportunities by every reasonable available means and methods, including personal contacts, verified professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals.

Recent Developments
-------------------

     During 2000, the Company undertook several acquisitions to augment products or services of its other subsidiaries. Specifically, the Company acquired APT and AIS, as complementary businesses to its subsidiary, MAI.

     Acquisition of Asia Prepress Technology, Inc.
     ---------------------------------------------

     On May 22, 2000, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company acquired Asia Prepress Technology, Inc. ("APT"), a Maryland corporation. The Company received 100% of the common stock of APT in exchange for $100,000 cash and 100,000 shares of restricted common stock of the Company. In addition, the Company assumed the working capital line of credit of APT in the amount of $250,000. As of December 31, 2000, there was an outstanding principal balance on the line of credit of
$70,000. See "Asia Prepress Technology, Inc." above under "Discontinued Operations."

     Acquisition of Asia Internet Services.com, Inc.
     -----------------------------------------------

     On May 22, 2000, the Company also entered into a Merger Agreement and Plan of Reorganization with Asia Internet Service.com, Inc. ("AIS"), a Maryland corporation. The Company acquired 100% of the common stock of AIS in exchange for $200,000 and 150,000 shares of restricted common stock of the Company. See "Asia Internet Services.com, Inc." above under "Discontinued Operations."

     APT and AIS will be sold as part of the Company's plan to focus on OIA.

     Seminar Marketing Group, Inc.
     -----------------------------

     On September 29, 2000, the Company acquired all of the outstanding stock of Seminar Market Group, Inc., ("SMG"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 370,000 restricted shares of Common Stock to stockholders of SMG in exchange for such stock. The shares issued to the SMG shareholders are subject to piggyback registration rights. The acquisition of SMG had the effect of eliminating various existing royalties and overrides of OIA which are or were currently being paid for these marketing, seminar development, hosting and speaking services, and will reduce certain on going commission obligations of OIA.

     The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company's attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act. Therefore, on February 12, 2001, the Company provided notice to the prior shareholders of SMG who received shares as a result of the acquisition of SMG by the Company, that the transaction would be rescinded and that following the filing and effectiveness of an appropriate registration statement, that a rescission offer would be delivered to such shareholders in the near future.

     Memory Improvement Systems, Inc.
     --------------------------------

     On October 16, 2000, the Company acquired all of the outstanding stock of Memory Improvement Systems, Inc., ("MIS"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 400,000 restricted shares of Common Stock to stockholders of MIS in exchange for such MIS stock. The shares issued to the MIS shareholders are subject to piggyback registration rights. MIS provides the recruiting and training of professional platform presenters at OIA's 90 minute "Introduction to Online Investing" seminars, and was acquired in order to eliminate fees paid to MIS which was a percentage of workshops sales.

     MKZ Fund LLC
     ------------

     During 2000, the Company invested a total of $7.5 million in MKZ Fund LLC ("MKZ"), pursuant to the terms of the Venture Fund Agreement. MKZ is structured to make highly selective investments in early-stage, primarily business-to-business (B2B) Internet technology companies. Additionally, MKZ is intended to help accelerate the Company's business growth by providing the Company access to global market investment opportunities, to which it could not otherwise gain access.

Strategic Alliances
-------------------

     The Company will continue to seek high-profile, interrelated companies as strategic business partners when it is deemed beneficial in its efforts to enter new markets or territories.

Competitive Business Conditions
-------------------------------

     There are several companies engaged in endeavors similar to those engaged in by ZiaSun, some of which have substantial current assets and cash reserves. Competitors also include many publicly held companies, whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in these endeavors.

Raw Materials and Supplies
--------------------------

     The Company does not utilize any specialized raw materials. All necessary required materials, if any, are readily available. The Company is not aware of any existing or future problem that will materially affect the source and availability of any such materials, which would be required by the Company.

Dependence On One or a Few Major Customers
------------------------------------------

     The Company believes that the diversity of the products and services it offers helps alleviate the dependence on any one customer or limited group of customers. Through the widespread use of the Company's subsidiaries products and services, in multimedia, e-commerce, publishing, Internet and other developing industries, the Company will continue to increase its customer. No single customer in 2000 accounted for more than 1% of the net sales.

Intellectual Property and Proprietary Rights
--------------------------------------------

     U.S. Trademark Applications
     ---------------------------

     The Company and/or its subsidiaries have made, and or hold registrations for the following trademarks:

                                                                       REG/APPLN
     MARK                                    CLASS     STATUS          NUMBER
     ---------------------------------------------------------------------------
     Investor Toolbox                          36      Pending         75/893296
     Online Investors Advantage                 9      Pending         75/893299
     Online Investors Advantage                41      Pending         75/893295
     Online Investor Toolbox                   36      Pending         75/893280
     Online Investor Toolbox Advantage         36      Pending         75/192920
     Online Investor Toolbox Advantage         41      Pending         75/192922

     Secrets To Online Investing               16      Pending         76/055455
     Secrets To Online Investing               41      Pending         76/055249
     Stock Market Investor Toolbox             16      Pending         76/198670
     Stock Market Investor Toolbox             41      Pending         76/198669
     Wall Street Investor Toolbox              16      Pending         76/198671
     Wall Street Investor Toolbox              41      Pending         76/198672
     Wall Street Mentor                        16      Pending         76/198464
     Wall Street Mentor                        41      Pending         76/198463
     Where People Learn to Invest Online       41      Registered      2,412,540
     5 Step Online Investing Formula           41      Pending         75/893298
     7 Cash-Flow Investing Strategies          41      Pending         75/893294
     ZiaSun                                    35      Pending         76/084808
     ZiaSun                                    36      Pending         76/084807
     ZiaSun                                    37      Pending         76/084806
     ZiaSun                                    41      Pending         76/084899
     ZiaSun                                    42      Pending         76/084898

     OIA will discontinue the use of the trademark "Online Investors Advantage."

     U.S. Copyright Applications
     ---------------------------

     The Company and/or its subsidiaries have made, and or hold registrations for the following copyrights:

     1. Online Investors Advantage - Workshop Manual - Version 5.0
     2. The 5 Step Online Investing Formula - Overview Handout
     3. Online Investor Toolbox - Speakers Biography
     4. Online Investing Workshop 2000 - Registration Form
     5. Money Talks - Flyer
     6. Online Investors Advantage - Ticket
     7. Learn the Secrets of Online Investing - Prospect Letter
     8. Here's Your Free Ticket to Retiring Early and Retiring Rich - Ticket
     9. What I Discovered About Using the Internet - Letter
     10. The Internet is Empowering People - Brochure
     11. Online Investors Advantage - Computer Mouse Pad
     12. Online Investing - Videotape Set
     13. Online Investing Advantage - Welcome Kit

Need for Government Approval
----------------------------

     With the exception of the requirement that the Company and its subsidiaries be registered or qualified to do business in the States and foreign countries in which they will be doing business, the products and services provided through use of the Company's technology are not subject to approval of any government regulation. For OIA to conduct workshops in the country of Australia, OIA is registered under the proper of authority with ASIC and has a compliance officer residing in Australia.

Effect of Existing or Probable Governmental Regulations
-------------------------------------------------------

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

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

Environmental Regulations
-------------------------

     The Company does not plan to manufacture the products that are derived from the application and use of its technology. The Company does not believe that it is effected by any rules, which have been enacted or adopted regulating the discharge of material into the environment. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Employees
---------

     At the present time the Company and its subsidiaries employ approximately 318 full time employees. These full time employees include D. Scott Elder, Ross,
W. Jardine, Allen D. Hardman, who are also officers and directors of the Company.

Certain Business Risks
----------------------

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

     Risk that the Company's Common Stock may be deemed a "Penny Stock."
     -------------------------------------------------------------------

     The Company's common stock may, at some future time, be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock has a price less than $5.00.

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

     Competition.
     ------------

     There are several corporations, firms and individuals engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial wherewithal, and technical and personnel resources than the Company or its subsidiaries. Some of the Company's competitors have longer operating histories. In addition, certain of the Company's competitors offer a wider range of services and financial products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Certain of the Company's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from the Company. Such competitors could conduct more extensive promotional activities and offer better terms and lower prices to customers than the Company can.

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

     The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of the Company's business. While the Company cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, the Company may be adversely affected by such competition or legislation. To the extent the Company's competitors are able to attract and retain customers based on the convenience of one-stop shopping, the Company's business or ability to grow could be adversely affected.

     In certain instances, the Company is competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition and operating results. While the Company hopes to be competitive with other companies, there can be no assurance that such will be the case.

     Volatile Market for Common Stock.
     ---------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ZSUN." The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: quarterly variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Dependence on Key employees.
     ----------------------------

     Historically, the Company and its subsidiaries have been heavily dependent on the ability of D. Scott Elder, Ross W. Jardine, Allen D. Hardman, Scott Harris and David McCoy, who contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

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

     Risks associated with acquisitions and strategic relationships.
     ---------------------------------------------------------------

     The Company may acquire other companies or technologies and regularly evaluates such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets; and potential loss of key employees of acquired companies. The Company has limited experience in assimilating acquired organizations into our operations.

     No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results. The Company has established a number of strategic relationships with online and Internet service providers and software and information service providers. Additionally, there can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. The Company may not develop any new such relationships in the future.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of the Company's operating results will not necessarily be meaningful and they should not be relied on as any indication of future performance. The Company's future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of the Company's Common Stock. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks.

     Conflicts of interest; Related party transactions.
     --------------------------------------------------

     Although the Company has not identified any new potential acquisition targets and management does not believe there is any "present potential" for such transactions, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to received more favorable terms from a related party.

     Risks associated with systems failures.
     ---------------------------------------

     Many of the services and products offered by the Company and its subsidiaries are through and over Internet, online service providers and touch-tone telephone. Thus, the Company depends heavily on the integrity of the electronic systems supporting this activity, including the Company's internal software programs and computer systems. The Company's systems or any other systems of third parties whom the we utilize could slow down significantly or fail for a variety of reasons including: undetected errors in the Company 's internal software programs or computer systems; the Company's inability to effectively resolve any errors in the Company's internal software programs or computer systems once they are detected; or heavy stress placed on the Company's system during certain peak hours of usage of either the Company's own or its third party provider systems. If the Company's systems or any other systems, which the Company relies on slow down significantly or fail even for a short time, the Company's customers would suffer delays and dissatisfaction.

     The Company could experience future system failures and degradations. The Company could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that the Company 's network structure or those of third party service providers will operate appropriately in any of the following events: subsystem, component or software failure; a power or telecommunications failure; human error; an earthquake, fire or other natural disaster; or an act of God or war. There can be no assurance that in any such event, the Company will be able to prevent an extended systems failure. Any such systems failure that interrupt the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

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

     Risks associated with significant fluctuations in quarterly operating results.
     ---------------------------------------------------------------------------

     The Company expects to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the timing of introductions or enhancements to online investing services and other products by the Company or its competitors; market acceptance of online investing services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions. The Company has also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

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

     The Company expects operating expenses and staffing levels to increase substantially in the future. In particular, the Company intends to hire a significant number of additional skilled personnel, including persons with experience in both the computer and brokerage industries. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable senior managers or technical persons in the future. The Company also expects to expend resources for future expansion of the Company's accounting and internal information management systems and for a number of other new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates

     If the Company's revenues do not keep up with operating expenses, the Company's information management systems do not expand to meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there could be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use of the Company's services may strain the Company's ability to adequately expand technologically.

     As the Company acquires new equipment and applications quickly, the Company has less time and ability to test and validate hardware and software, which could lead to performance problems. The Company also relies on a number of third parties to process the Company's transactions, including online and internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for the Company. Any backlog caused by a third party's inability to expand sufficiently to meet the Company needs could have a material adverse effect on its business, financial condition and operating results. As trading volume increases, the Company may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of orders that need review, which could lead to not only unsatisfied customers, but also to liability for orders that were not executed on a timely basis.

     Risks associated with early stage of market development; Dependence on online commerce and the Internet.
     ---------------------------------------------------------------------------

     The market for online investing services is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For the Company, this uncertainty is compounded by the risks that consumers will not adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit the Company to succeed.

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

     Additionally, the Company's services over the Internet involve a new approach to investing research, which will require on-going marketing and sales efforts to educate prospective customers regarding the Internet's uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing research and trading, which could have a material adverse effect on the Company 's business, financial condition and operating results.

     Risks associated with the securities industry; Concentration of services.
     -------------------------------------------------------------------------

     Most of the Company's revenue in the past has been from the Company's online investor services and products, and the Company expects this business to continue to account for most of the Company's revenue in the foreseeable future. The Company, like other companies in the Internet securities industry, is directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could effect customer's interest in its products and services and adversely affect the Company's operating results.

     In October 1987 and October 1989, and 2001 the stock market suffered major declines, as a result of which many companies and firms suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced revenues to companies such as the Company's. When trading volume is low and investor and customer interest or use of the Company's products and services diminishes, the Company's operating results may be adversely affected because the Company's overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Some of the Company's competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than the Company would.

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

     Risks associated with dependence on intellectual property rights.
     -----------------------------------------------------------------

     Neither  the  Company  nor  any of its  subsidiaries  presently  holds  any patents, but do hold some registered copyrights. The Company and its subsidiaries are also currently in the process of seeking additional copyright and trademark protection of its trade names and website addresses. The Company's success and ability to compete are dependant to a degree on the Company's and its subsidiary's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product, services and brand names offer or under which the Company and its subsidiaries conduct their business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks.

     The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect its product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently.

     Policing unauthorized use of the Company's technology is made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of software or other data transmitted thereon. The laws of other countries may afford the Company little or no effective protection for the Company's intellectual property.

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

     Risks associated with international strategy.
     ---------------------------------------------

     One component of the Company's strategy is a planned increase in efforts to attract additional international customers and to expand the Company's OIA seminars, services and products into international markets. To date, the Company has gained considerable experience in providing investing education services internationally.

     There are certain risks inherent in doing business in international markets, such as: unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; political instability; fluctuations in currency exchange rates; reduced protection for intellectual property rights in some countries; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences. Any of the foregoing could adversely impact the success of the Company's international operations. In some of the countries the Company does business in the Company relies upon third parties for a variety of business and regulatory compliance matters. The Company has limited control over the management and direction of these third parties. The Company runs the risk that their action or inaction could harm the Company's operations and/or the goodwill associated with the Company's brand names. As a result, the risk to its operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's future international operations, if any, and, consequently, on its business, financial condition and operating results.

Item 2. Properties

     The Company's headquarters are located at 462 Stevens Avenue, Suite 106, Solana Beach, California 92075, where it leases and occupies approximately 4,658 square feet. The initial lease term is approximately 60 months commencing January 1, 1998 and ending January 22, 2003. The lease rate for these premises is presently $9,431 per month for months 37 - 48 and increases to $9,809 per month for months 49 through 60. The Company has an option to renew the lease for an additional term of 5 Years.

     OIA leases approximately 4,440 feet of office space at 5252 North Edgewood Drive, Provo Utah, which serves as OIA's headquarters, and houses the OIA accounting staff, IS department, customer support, data entry, international office and travel coordinator. These premises are leased through July 20, 2004 with an option to renew the lease for one additional term of 5 years. The lease rate as of the year ended December 31, 2000 was $8,006.14. On April 1, 2000 the lease rate increased to $8,175.77 per month, The lease rate increases to $8,350.48 and $8,530.43 on April 1, 2001 and April 1, 2003, respectively.

     OIA also leases 1,940 square feet of office space at 852 North 1430 West, Unit #3, Westpoint Business Park, Orem Utah, at a monthly rate of $1,309. OIA has vacated these premises which are leased through October 31, 2001 and subleases the same for $1,250 per month.

     OIA leases approximately 7,750 square feet of space at 555 East 1860 South, Provo, Utah which house the OIA home study sales department, shipping and fulfillment department. These premises are leased through April 30, 2005. The lease rate through November 30, 2001 is $5,340. The lease rate increases to $6,180 per month for period December 1, 2001 through July 31, 2003, and $7,020 per month for period August 1, 2003 through April 30, 2005.

     MAI leases approximately 30,500 square foot of office and industrial space in the Clark Special Economic Zone, Philippines, Clark Field, Pampanga. This facility houses all operations of Momentum Asia, and is leased until November 30, 2016, at a monthly rate of $5,618. The lease rate increases 6.0% every year compounded annually.

     APT leases approximately 3,100 square feet of space on Argonaut highway, Boton Area, Subic Freeport, the Philippines, at a monthly rate of $1,002 per month. The lease is for a term from September 1, 1999 and ending on August 31, 2002.

     APT also leases office space in Glen Burnie, Maryland, under an oral month-to-month lease from Maryland Composition, at the rate of $5,000 per month.

Item 3. Legal Proceedings

     ZiaSun Technologies, Inc. V. Financial Web.Com, Inc., Et Al.
     -----------------------------------------------------------

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

     As of February 23, 2001, based on the Company's understanding that Financial Web.com is out of business and its counsel has filed a motion to withdraw from the case, the Company has decided to allow the Court to dismiss the case for lack of prosecution. The Company will be filing an application with the Court for the return of the bond posted by the Company.

     ZiaSun Technologies, Inc. V. Continental Capital & Equity, Inc.
     ---------------------------------------------------------------

     The Company is a party Plaintiff in the matter of ZiaSun Technologies, Inc.
v. Continental Capital & Equity Corporation, Superior Court of California, County of San Diego, Case No. GIC-759797. The company seeks a refund of $130,000 of the $250,000 paid to Continental Capital, alleging breach of contract, intentional misrepresentation and negligent misrepresentation on the part of Continental Capital. The matter is pending.

     Suntrust Banks, Inc. V. Online Investors Advantage, Inc.
     --------------------------------------------------------

     OIA was a party defendant in the matter of SunTrust Banks, Inc. v. Online Investors Advantage, Inc., United States District Court, Eastern District of Virginia, Case No. 00-1721-A. SunTrust, as the owner of the trademark "Investors Advantage" filed a civil action to enjoin OIA from the use of the mark and name "Investors Advantage. On January 19, 2001, SunTrust and OIA entered into a Settlement Agreement under which SunTrust and OIA would explore the possible assignment of the mark and name "Investors Advantage" to OIA under mutually agreeable terms. The parties also agreed that in the event an agreement as to the assignment cannot be reached in 3 months, then OIA shall within 9 months from January 19, 2001 terminate any use of the mark and name "Investors Advantage." Based on this agreement the pending action was dismissed without prejudice while the parties proceed to attempt to negotiate terms for the assignment of the mark and name "Investors Advantage."

     Settlement of OIA V. Wall Street Mentors, Inc. et. al.
     ------------------------------------------------------

     On or about April 13, 2001, the Company's wholly-owned subsidiary, OIA, entered into a settlement agreement with Wall Street Mentors, Inc. ("WSM") and five former independent contractors of OIA and others, providing for the settlement of the matter entitled Online Investors Advantage, Inc., v. Varlin Law, Rhett Anderson, David Nicolson, Roger Taylor, Bart Coon, Steve Admundsen, Tim Anderson, David Shamy, Brock Madsen and Wall Street Mentors, Inc., filed by OIA on or about February 23, 2001, in the United States District Court for the District of Utah, Case No. 2:01 CV0129 C, and other possible claims of the parties. In this action, OIA has alleged, among other things, copyright infringement, misappropriation of trade secrets, unfair competition, libel, deceptive trade practices, and breach of non-competition agreement and confidentiality agreements, by the party defendants. Subject to the performance of the parties under the settlement agreement, OIA and the defendants have each agreed to release the other from any and all claims arising out of the OIA lawsuit described above, and WSM and the individual defendants have released OIA, the Company and its officers, directors and affiliates, from any additional claims or actions they may have, in law or equity. The parties have agreed that the terms of the Settlement agreement will be kept confidential.

     Scott Bowen v. ZiaSun Technologies, Inc.
     ----------------------------------------

     ZiaSun is a party defendant in the matter of Scott Bowen v. Bryant D. Cragun, et al. Superior Court of California, County of San Diego, Case No. 762921. The Plaintiff alleges to have purchased shares of common stock of ZiaSun and various other companies through Amber Securities, Inc. Plaintiff alleges that Amber, World Trade and various individuals representing that they were sales associates for Amber or World Trade, made misstatements regarding ZiaSun, upon which the Plaintiff relied when purchasing ZiaSun shares. Plaintiff alleges that these Amber, World Trade and the brokers were acting as agents of ZiaSun. The Company denies the allegations, believes the lawsuit is without merit and is proceeding with defending itself.

     Philippine Bureau Of Internal Revenue.
     --------------------------------------

     MAI is being audited with regard to income taxes for the fiscal years 1998 and 1999. The Company has been advised by its counsel in the Philippines, that the MAI is likely to be assessed a tax liability for these taxes years not to exceed US$20,000 and US$30,000, respectively, which MAI is prepared to pay upon final determination of the amount of income tax owing.

     With the exception of the legal proceedings, claims and threatened litigation set forth above, the Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

     Annual Meeting of Shareholders
     ------------------------------

     On November 3, 2000, the Annual Meeting of shareholders (the "Annual Meeting") was held for the purpose of:

     1.   Electing 5 Directors for a term of one (1) year each;

     2. Approving the proposal to amend the Company's Articles of Incorporation to increase the number of common shares, which the Company is authorized to issue, to 250,000,000 shares of Common Stock, $0.001 par value;

     3.   Approving the adoption of the Restated Bylaws; and

     4.   Approving the adoption of the 1999 Stock Option Plan, as amended.

     As of the Record Date, September 15, 2000, there were 32,330,170 shares entitled to vote of which 17,556,931 shares were present at the meeting in person or by proxy.

     (a) Election of 5 Directors.

     At the Annual Meeting, the shareholders elected 5 directors, Allen D. Hardman, D. Scott Elder, Ross W. Jardine, Hans Von Meiss and Christopher D. Outram, to serve until the next annual meeting of Shareholders and until their successors are duly elected and qualified.

     There were 17,474,138 shares voting in favor of the election of these directors and 9,275 shares withholding authority. All director nominees were elected.

     (b) Approval of Amendment to Articles of Incorporation.

     At the Annual Meeting, the shareholders also approved the amendment to the Articles of Incorporation to increase the number of common shares, which the Company is authorized to issue, to 250,000,000 shares of Common Stock, $0.001 par value.

     There were 17,033,767 shares voting in favor of the proposal, 224,716 shares voting against the proposal and 11,375 shares abstaining. The proposal passed and the Certificate of Amendment was effective November 8, 2000, upon the filing of the same with the Nevada Secretary of State.

     (c) Approval of Restated Bylaws.

     At the Annual Meeting, the shareholders also approved the Restatement of the By-laws to (i) amend Section 2.02 to provide that special meetings of the shareholders may also be called by a vote of 10% of more of the outstanding shares; and (ii) amend Section 3.04 to make it clear that directors may be removed with or without cause.

     There were 12,471,405 shares voting in favor of the proposal, 126,616 shares voting against the proposal and 16,628 shares abstaining. The proposal passed.

     The Restated By-Laws also encompass the amendment to Article IV of the Bylaws to expand and clarify the titles and roles of the executive officers of the Company, which amendment was approved by the directors of the Company on September 27, 2000, pursuant to Section 78.120 of the Nevada Revised Statutes and Article X., Section 10.01 of the Bylaws of the Company.

     (d) Approval of 1999 Stock Option Plan, as amended.

     At the Annual Meeting, shareholders also approved the 1999 Stock Option Plan, as amended (the "1999 Plan") authorizing the issuance of 2,500,000 shares of common stock of the Company.

     There were 12,468,711 shares voting in favor of the proposal, 129,830 shares voting against the proposal and 16,108 shares abstaining. The proposal passed.

     The terms of the 1999 Plan are more fully described in the Company's Post Effective Registration Statement on Form S-8, filed June 14, 2000, which is incorporated herein by reference.

     No other matters were submitted to a vote of security holders at the Annual Meeting, through the solicitation of proxies, or otherwise.

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholders Matters

     The Company's Common Stock is listed and traded on the OTC Bulletin Board under the symbol "ZSUN". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the fiscal year ended December 31, 2000 and 1999.

     Fiscal 2000         High      Low
     -------------------------------------
     First Quarter       $15.750   $10.000
     Second Quarter      $11.375   $ 4.156
     Third Quarter       $ 5.625   $ 1.796
     Fourth Quarter      $  2.93   $ 1.030

     Fiscal 1999         High      Low
     -------------------------------------
     First Quarter       $25.875   $ 4.937
     Second Quarter      $27.125   $ 6.375
     Third Quarter       $13.375   $ 7.000
     Fourth Quarter      $14.625   $ 6.968

     The  quotes   reflect   inter-dealer   prices  without  retail  mark-up  or
commissions and may not necessarily reflect actual transactions.

     Holders
     -------

     There were approximately 595 holders of record of the Company's Common Stock as of December 31, 2000.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

     Recent Sales of Unregistered Securities.
     ----------------------------------------

     During the fiscal year ended December 31, 2000, the Company issued and/or sold shares of unregistered common stock in the following transactions:

     On January 13, 2000, Allen D. Hardman, an officer and director or the Company exercised a stock option to purchase 25,000 restricted shares of Common Stock at a price of $2.00 per share for total cash consideration received by the Company of $50,000.

     On March 2, 2000, the Company issued 30,000 restricted shares to Netgenesis Strategic Internet Marketing, Ltd., for marketing and shareholder relation services.

     On May 22, 2000, in conjunction with the acquisition of Asia Prepress Technology, Inc. ("Asia Prepress") and in exchange for all of the capital stock of Asia Prepress, the Company issued 100,000 shares of "restricted" common stock thereby making Asia Prepress a wholly owned subsidiary of the Company.

     On May 22, 2000, in conjunction with the acquisition of Asia Internet Services, Inc. ("Asia Internet") and in exchange for all of the capital stock of Asia Internet, the Company issued 150,000 shares of "restricted" common stock thereby making Asia Prepress a wholly owned subsidiary of the Company.

     On June 6, 2000, pursuant to the terms of the Amendment to the Acquisition Agreement between the Company and OIA Shareholders, the Company issued 4,820,152 restricted shares of its Common Stock to the former owners of OIA as part of their total earn out of 9,820,152 shares of which 5,000,000 shares had been previously issued and held in escrow.

     On July 3, 2000, Allen D. Hardman, the President, CEO and a Director or the Company exercised a stock option to purchase 25,000 restricted shares of Common Stock at a price of $2.00 per share for total cash consideration received by the Company of $50,000.

     On August 2, 2000, at a Special Meeting of the Board of Directors, the board ratified and approved the issuance of a total 100,000 restricted shares of common stock to Credico Inc., and Hans von Meiss, for their efforts and services in locating, negotiating and assisting in the consummation of agreement between the Company and the McKenna Group. The board authorized the issuance of 50,000 restricted shares to Credico, Inc., a Nevada corporation, owned and controlled by Bryant D. Cragun, a member of the advisory board of the Company, and 50,000 restricted shares to Hans Von Meiss, a director of the Company.

     On August 2, 2000, at a Special Meeting of the Board of Directors, the board ratified and approved the issuance of a total 103,500 restricted shares of common stock to Bryant D. Cragun in conversion of the debt of $690,000 owing by the Company to Mr. Cragun.

     On September 29, 2000, the Company acquired all of the outstanding stock of Seminar Marketing Group, Inc., ("SMG"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company, issued an aggregate of 370,000 restricted shares of Common Stock to stockholders of SMG in exchange for such stock.

     On October 15, 2000, the Company acquired all of the outstanding stock of Memory Improvement Systems,. Inc. ("MIS"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company, issued an aggregate of 400,000 restricted shares of Common Stock to stockholders of MIS in exchange for such stock.

     On November 20, 2000 the Company issued a total of 71,660 restricted shares to its directors. The Company also issued Non-Qualified Stock Options to purchase a total of 20,000 shares of the Company's common stock, to the non-employee directors and advisory board members.

Item 6. Selected Financial Data.

     The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.


Five fiscal years ended December 31, 2000
 (in thousand)                                              2000            1999           1998           1997           1996
                                                       -------------  -------------  --------------  --------------   -------------
Net Sales............................................. $      54,667  $      23,620  $            -  $            -   $           -
Income from Continuing operations                      $     (67,447) $       4,386  $          (77) $            -   $           -
Net income (loss)..................................... $     (77,226) $       5,964  $          769          (3,511)             (4)
Earnings (loss) per common share:
        Basic -  Continuing operations ............... $       (2.37) $        0.12  $            -               -               -
                 Discontinued operations ............. $       (0.23) $        0.15  $         0.05           (0.23)          (0.01)
       Diluted - Continuing operations ............... $       (2.37) $        0.10  $            -               -               -
                 Discontinued operations ............. $       (0.23) $        0.13  $         0.05           (0.23)          (0.01)

Cash dividends declared per common share.............. $           -  $           -  $            -  $            -   $           -
Shares used in computing earnings (loss) per
         share (in thousands)
         Basic........................................        29,744         21,770          17,023          15,467             800
         Diluted......................................        29,744         25,796          17,023          15,467             800
Cash, cash equivalents, and short-term
         Investments.................................. $       3,862  $       9,283  $          518  $           73   $         66
Total assets.......................................... $      47,713  $      19,457  $        4,765  $          123   $         66
Shares subject to recission ..........................           614              -               -               -              -
Shareholders' equity.................................. $      42,099  $      15,736  $        4,165              37             66


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company's fiscal calendar.

Shares Issued Under OIA Acquisition Agreement, as Amended
---------------------------------------------------------

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

     However, pursuant to negotiations between ZiaSun and the former OIA shareholders, and their joint recognition that it would clearly not be in the best interests of ZiaSun to have such a large goodwill burden going forward, ZiaSun and the former OIA shareholders agreed to amend the original terms and conditions of the earn out. An agreement was reached wherein the former OIA shareholders would exchange 12,000,000 of the earn-out shares, to which they were originally entitled, for $6,000,000 in cash. An agreement was reached on May 9, 2000.

     Therefore,   under  the  terms  and  conditions  of  the  amended  earn-out agreement, the former OIA shareholders received 9,820,152 shares ( of which 5,000,000 had been previously issued and were held in escrow), rather than the 21,820,152 shares as set forth in the original agreement. This reduced the goodwill burden to the Company by $138,646,269, from $248,204,230 to $109,557,961, and this is the value that was added to the Company's balance sheet going forward from April 1, 2000.

Discontinued Operations
-----------------------

     At its board meeting on March 22, 2001, the board of directors determined that it was in the best interest of the Company to discontinue its foreign operations. The foreign subsidiaries are small in comparison to the US operations, and are difficult to manage at a long distance. The intent of management is to either resell the foreign operations to the parties which originally sold the foreign subsidiaries to the company, or to seek third-party purchasers. Accordingly, the Company's financial statements and the related management's discussion and analysis, have been restated to present the continuing operations which are the operations of OIA. The net assets of the discontinued operations are shown as a separate line item in the other assets section of the company's balance sheets.

December 31, 2000 and December 31, 1999
---------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     The Company's current assets at December 31, 2000 were $5,072,363 compared to $10,093,565 at December 31, 1999. The Company's current liabilities were $5,000,257 and $3,720,657 for the same periods respectively. This represents a decrease in the Company's working capital from $6,372,908 to $72,106. This decrease occurred even though the Company generated $7,199,151 from its continuing operations. The decrease was the largely the result of the Company's investment of $7,500,000 in the MVA/MKZ equity fund. Another material cause of the decrease was the decision of the Company to amend the earn-out agreement with the OIA shareholders by paying them $6,000,000 in lieu of issuing an additional 12,000,000 shares of its common stock. The Company also used $765,508 of its cash to repurchase 297,500 shares of its common stock through the market.

     The Company spent $400,000 to acquire its operating subsidiary (OIA) in 1999 compared to $300,000 to acquire its discontinued subsidiaries (APT and AIS) in 2000. The Company received $5,000,000 from the sale of its discontinued subsidiary Asia4Sale in 1999. The Company also holds 5,400,000 shares of Asia4Sale restricted stock. Asia4Sale has agreed to register approximately

1,600,000 shares of this stock to be distributed to the Company's shareholders of record on the dividend date. The Company also intends to sell the balance of the shares in the market as quickly as it is able to do so. However, Asia4sale is thinly traded and the shares remain restricted due to rule 144 so no value has been recorded in the year-end financial statements for these shares.

     The Company received $100,000 from the exercise of options by its president. The Company also was relieved of $690,000 of debt by its conversion to 103,500 shares of common stock.

     During calendar year 2000, the Company paid $4,992,587 in income taxes, of which $1,947,264 was used to pay prior-year liabilities, and $3,045,323 was paid against current tax liabilities. The Company has also accrued $3,004,914 in 2000 for potential sales tax liabilities relating to its seminar and video sales in the various states of the united states. Accounts payable increased by $983,480, and cash decreased by $5,431,413 as a result of these uses of Company resources.

     At December 31, 2000 the Company has no long-term debt. The Company has sufficient cash flow from its continuing operations to meet its current obligations. The Company anticipates continued positive cash flow during the next twelve months. Management intends to invest its cash flow in marketing and to seek mergers with or acquisition of companies that will contribute in a positive way to its operating strategy. The Company has budgeted $1,000,000 for such acquisition efforts in 2001.

     In the second half of 2000 and the first quarter of 2001, the stock market has had a significant down turn in the United States. The Company is uncertain if this down turn will have an effect on the demand for its services and products. To date, sales have continued to grow when compared on a quarterly basis to the prior year. Also, several new seminar companies have entered the marketplace. Some of these companies have hired former employees of the Company. The Company is uncertain as to the extent of business these competitors may take away from the company.

     Results Of Operations
     ---------------------

     The Company has restated its operations to reflect its foreign subsidiaries as discontinued operations. Accordingly, its operations for 2000 and 1999 relate solely to OIA and its corporate overhead.

     The Company's sales increased by $31,047,887 from 1999 to 2000. This is an increase of 131%. The Company's gross margin was 45% of sales in 1999 compared to 48% in 2000. This increase in gross margin was due to higher sales of video seminars in 2000 than 1999. The Company's cost of videos is lower than live presentations because the Company does not have to provide meeting facilities and speakers. During 1999, the Company sold 1,040 home study units compared to 4,286 in 2000. The Company also had 13,920 seminar attendees in 2000 compared to 8,257 in 1999.

     If the sales of OIA for the first three months of 1999, prior to the purchase by the Company, are included on a pro forma basis the sales of the company for the year ended December 31, 1999 would have been $28,320,817. Therefore the pro forma sales increase was $26,346,660 or 93%. The pro forma 12-month gross margin was 29%.

     The Company recorded an increase in its depreciation and amortization expense in 2000 of $2,565,580. The increase was due to the amortization of the additional goodwill recorded on the OIA earn-out. The Company also recorded an impairment of its goodwill in the fourth quarter of 2000. The impairment of $71,755,840 was computed using management's best estimate of the future discounted cash flows from its OIA subsidiary. The estimate is based upon the recent down turn in the stock market which may affect the company's sales of internet investment seminars, thereby impaacting the value of OIA.

     General and administrative (G & A) expenses increased by $13,556,325 from 1999 to 2000. G &A was 35% of sales in 2000 compared to 23% in 1999. Included in G&A is payroll expense of $3,895,537, an increase of $3,095,050 over 1999. This increase was due to the expansion of the home study and preview payrolls as well as increased compensation to the office staff. Also included in G&A is the Company's marketing expense. The Company spent $6,933,753 for radio and television advertising in 2000 compared to $2,594,379 in 1999. Travel expense increased from $2,645,677 to $4,873,370. On a pro forma basis G & A increased by $13,253,725 for the year ended December 31, 2000 over 1999.

     The Company's sales are directly related to the amount of marketing it performs. The Company continues to budget significant dollars for advertising its seminars. As the Company expands overseas, its advertising costs increase. The Company has found that the cost for each foreign attendee is higher than for each North American attendee. This is due to higher travel costs as well.
However, the market abroad is large and management believes that the gross margin is sufficient to justify the expenditures.

     The Company's income tax for 2000 was $3,101,153 compared to $1,754,690 for 1999. The company showed a loss from continuing operations before income taxes for 2000 of $67,446,515 compared to income of $4,386,724 in 1999. However, because the amortization and impairment of goodwill is not deductible for taxes, the Company still incurred income taxes.

     The Company recorded a loss from discontinued operations of $2,921,969 in 2000 compared to income of $648,457 in 1999 and $846,365 in 1998. These discontinued operations were in the Philippines and Hong Kong. The Company's principle operations are headquartered in the United States. Management believes that it was in the best interest of the Company to sell these operations so that it could focus its time and resources on its profitable enterprises. Also, with the downturn in the Asian-rim economies and especially in the Philippines, what were once profitable subsidiaries, no longer provide positive cash flow to the Company.

     The Company realized a loss on the disposal of MAI, MII, APT and AIS of $3,756,700 in 2000 because of the write off of the goodwill it had recorded on the purchase. The Company was able to recover and retire 725,000 shares of its common stock from the sale of MII and expects to recover and cancel another 330,000 shares from the sale of MAI in 2001. These share retirements along with the cancellation of the repurchased shares discussed in the liquidity section, should have a positive effect on earnings per share in 2001.

DECEMBER 31, 1999 AND 1998
---------------------------

     Changes in Financial Condition (As Restated for Discontinued Operations)
     ------------------------------------------------------------------------

     On March 25, 1999, the Company acquired Asia4sale by issuing restricted common stock of the Company for virtually all of the stock of Asia4sale and $15,000 cash. On December 31, 1999, the Company sold Asis4sale for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd. On March 31, 1999, the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. These acquisitions were accounted for as purchases. The acquisition of OIA has made a substantial, positive contribution to the financial condition of the Company through year-end. The balance of current assets at December 31, 1999 was $10,093,565 compared to a balance of $2,261,618 at December 31,1998. The current liabilities balances were $3,720,657 and $600,013 for the same periods respectively.

     The increase of current assets at December 31, 1999 over December 31, 1998 is due primarily to the increase of cash from $517,781 to $9,283,310, an increase of $8,765,529 or 1,692%. This increase is due primarily to the $5,000,000 in cash generated from the sale of Asia4sale, the positive cash flow generated from the operations of OIA of approximately $5,000,000 at year end, and the cash generated from the sale of equity securities. (See further discussion of income below.)

     Current assets at December 31, 1999 also increased due to the increase of prepaid expenses from $0 to $65,962, an increase of $65,962. The increase in prepaid expenses is primarily due to the advance payments by OIA for costs such as newspaper, radio and television advertising for future seminars. Additionally, accounts receivable increased from $0 at December 31, 1998, to $744,293 at December 31, 1999. The balance of accounts receivable at December 31, 1999 includes primarily OIA's fees for completed seminars which are in the process of being charged and collected by the Company's credit card processor.

     The balance of current liabilities at December 31, 1999 is $3,720,657 and at December 31, 1998 is $586,000. The increase of $3,634,657, or 605%, is due primarily to the income taxes payable at December 31, 1999 of $2,083,763 relating to the U.S. earnings of OIA. There were no income taxes payable at December 31, 1998. Current liabilities at December 31, 1999 also increased for a related party payable of $690,000, convertible to common stock at the trading value of the shares on the date of conversion. Accounts payable and accrued expenses increased $786,064 from $86,000 at December 31, 1998 to $872,064 at December 31, 1999.

     Other assets increased $9,080,776 from $0 at December 31, 1998 to $9,080,776 at December 31, 1999. The increase is due primarily to the addition of $2,538,567 of goodwill, (net) resulting from the acquisition of OIA. Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. Additionally other assets increased $6,148,270 for the net assets of discontinued operations, including MAI, MII and Asia4sale.

     At December 31, 1999, the Company has no long-term debt. The Company has generated sufficient cash flow from operations to meet its current cash obligations.

     Results of Operations
     ---------------------

     During 1998, the company was winding down its activities with the beverage centers. By January 1999 those operations had entirely ceased. The operations of Momentum Asia and Momentum Internet are not included because they were discontinued in 2000.

     As explained previously, the Company acquired OIA on March 31, 1999. This acquisition has had considerable impact on the operating income of the Company since that date.

     Sales for the year ended December 31, 1999 were $23,619,590 compared to $0 for 1998. Cost of goods sold for the year was $13,026,015 or 55% of sales, resulting in gross profit of $10,593,575, or 45% of sales.

     Operating expenses primarily include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the year ended December 31, 1999 includes depreciation and amortization of goodwill of $540,825 and deferred compensation amortization of $10,000. The Company recorded goodwill for the acquisition of OIA. General and administrative expenses were $5,493,459 or 23% of sales for the twelve months ended December 31, 1999 and $77,045 for 1998 resulting in an increase of $5,416,414 or 7030%.
The increase is due to the operating expenses of OIA from April 1 to December 31, 1999.

     Recent Accounting Pronoucements
     -------------------------------

     In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value to be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 as of January 2001 did not have a material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25,
"Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 14, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the current and historical consolidated financial statements.

Item 7A. Disclosure About Market Risk.

     The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

     A downturn in the equity markets could cause a reduction in revenue since the number of subscribers and workshop attendees tends to increase in an upward market. This downturn could have an adverse effect on the Company's financial position and results of operations; however, the Company believes that the effect of such adverse conditions would be minimized by its alliances with third parties, which in some cases provide for guaranteed minimum payments.

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------

     Operating results for the years ended December 31, 2000 and 1999 by quarters are as follows:

                                                           First         Second           Third          Fourth
                                                          Quarter        Quarter         Quarter        Quarter          Total
2000                                                   -------------  -------------  --------------  --------------  --------------
----                                                                (in thousands, except earnings per share)
OPERATING REVENUES - NET ............................. $      13,624  $      14,221  $       13,400  $       13,422  $       54,667
INCOME (LOSS) FROM CONTINUING OPERATIONS .............         2,144          1,995           3,148         (77,835)        (70,548)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........          (112)           248          (1,676)         (5,138)         (6,678)
NET INCOME ...........................................         2,032          2,243           1,472         (82,973)        (77,226)
BASIC EARNINGS PER SHARE OF STOCK
     Continuing operations ..........................           0.10           0.06            0.10           (2.41)          (2.37)
     Discontinued operations ........................          (0.01)          0.01           (0.05)          (0.16)          (0.23)
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $        0.09  $        0.07  $         0.05  $        (2.57) $        (2.60)
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         22,219         32,309          31,615          32,315          29,744
                                                       =============  =============  ==============  ==============  ==============

DILUTED EARMNINGS PER SHARE OF STOCK
     Continuing operations ..........................           0.10           0.06            0.10           (2.41)          (2.37)
     Discontinued operations ........................          (0.01)          0.01           (0.05)          (0.16)          (0.23)
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $        0.09  $        0.07  $         0.05  $        (2.57) $        (2.60)
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         22,269         32,359          31,675          32,315          29,744
                                                       =============  =============  ==============  ==============  ==============



                                                           First         Second           Third          Fourth
                                                          Quarter        Quarter         Quarter        Quarter          Total
1999                                                   -------------  -------------  --------------  --------------  --------------
----                                                                (in thousands, except earnings per share)
OPERATING REVENUES - NET ............................. $           -  $       7,978  $        6,997  $        8,645  $       23,620
INCOME (LOSS) FROM CONTINUING OPERATIONS .............             -          1,488             916           1,983           4,387
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........           (91)          (349)           (126)          2,766           3,332
NET INCOME ...........................................           (91)         1,139             790           4,126           5,964
BASIC EARNINGS PER SHARE OF STOCK
     Continuing operations ..........................          (0.00)          0.07            0.04            0.09            0.12
     Discontinued operations ........................          (0.00)         (0.02)          (0.00)           0.10            0.15
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $       (0.00) $        0.05  $         0.04  $         0.19  $         0.27
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         20,930         22,201          22,055          22,205          21,770
                                                       =============  =============  ==============  ==============  ==============
DILUTED EARMNINGS PER SHARE OF STOCK
     Continuing operations ..........................          (0.00)          0.06            0.03            0.08            0.10
     Discontinued operations ........................          (0.00)         (0.02)          (0.00)           0.08            0.13
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $       (0.00) $        0.04  $         0.03  $         0.16  $         0.23
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         21,030         26,227          27,130          26,231          25,796
                                                       =============  =============  ==============  ==============  ==============


     Earnings per share are computed independantly for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Item 8.  Financial Statements and Supplementary Data.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                 C O N T E N T S

                                                                          Page
                                                                          ----
Reports of Independent Certified Public Accountants ...................... 36
Consolidated Balance Sheets .............................................. 38
Consolidated Statements of Operations and Comprehensive Income ........... 40
Consolidated Statements of Stockholders' Equity .......................... 42
Consolidated Statements of Cash Flows .................................... 44
Notes to the Consolidated Financial Statements ........................... 46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Boards of Directors of
ZiaSun Technologies, Inc.


     We have audited the accompanying balance sheet of ZiaSun Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000 and the related statements of operations and comprehensive income, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ZiaSun Technologies, Inc. and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
-----------------------
BDO Seidman, LLP

Los Angeles, California
March 9, 2001, except for
Notes 3 and 10, which are as of
April 13 , 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
ZiaSun Technologies, Inc. and Subsidiaries
Solana Beach, California

We have audited the accompanying consolidated balance sheet of ZiaSun Technologies, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



Jones, Jensen & Company
Salt Lake City, Utah
March 25, 2000

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                              December 31,
                                                           2000           1999
                                                       ------------   ------------
CURRENT ASSETS

   Cash and cash equivalents                           $  3,851,897   $  9,283,310
   Trade receivables                                        954,848        744,293
   Prepaid expenses                                         265,618         65,962
                                                       ------------   ------------

     Total Current Assets                                 5,072,363     10,093,565
                                                       ------------   ------------
EQUIPMENT

   Machinery and equipment                                  288,905        174,947
   Office equipment                                         169,663        125,371
   Leasehold improvements                                    76,681         57,857
                                                       ------------   ------------
                                                            535,249        358,175
   Less: accumulated depreciation                          (171,585)       (75,632)
                                                       ------------   ------------

     Equipment, Net                                         363,664        282,543
                                                       ------------   ------------
OTHER ASSETS

   Equity investment (Note 3)                             6,055,000              -
   Net assets of discontinued operations (Note 10)          403,915      6,148,270
   Goodwill - net of accumulated amortization of
       $3,849,826 and $223,535 (Note 2, 11 and 15)       35,802,447      2,756,932
   Receivables - related parties (Note 6)                         -         68,236
   Other assets                                              16,048        107,338
                                                       ------------   ------------
     Total Other Assets                                  42,277,410      9,080,776
                                                       ------------   ------------
     TOTAL ASSETS                                      $ 47,713,437   $ 19,456,884
                                                       ============   ============

          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              December 31,
                                                           2000           1999
                                                       ------------   ------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses               $  1,855,544   $    872,064
   Related party payable (Note 6)                                 -        690,000
   Income tax payable (Note 5)                               26,958      1,947,264
   Sales tax payable                                      3,004,914        136,499
   GST payable                                              112,841         74,830
                                                       ------------   ------------

     Total Current Liabilities                            5,000,257      3,720,657
                                                       ------------   ------------

     Total Liabilities                                    5,000,257      3,720,657
                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 3 and 4)

   Shares subject to rescission (Note 14)                   613,830              -

STOCKHOLDERS' EQUITY (Note 1, 12 and 13)

 Common stock: 250,000,000 shares authorized of $0.001
  par value, 32,675,330 shares issued and 32,314,630
  outstanding at December 31, 2000, 22,205,018 shares
  issued and 22,141,818 outstanding, at
  December 31, 1999                                          32,675         22,205
 Additional paid-in capital                             116,909,372     12,504,547
  Treasury stock, 360,700 and 63,200 shares,
   respectively                                            (799,538)       (34,030)
   Other comprehensive income                                     -         54,230
   Deferred compensation                                    (36,097)       (30,000)
   Retained earnings / (Accumulated Deficit)            (74,007,062)     3,219,275
                                                       ------------   ------------

     Total Stockholders' Equity                          42,099,350     15,736,227
                                                       ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 47,713,437   $ 19,456,884
                                                       ============   ============


          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                                  For the Years Ended
                                                                      December 31,
                                                       ------------   ------------   ------------
                                                            2000          1999          1998
                                                       ------------   ------------   ------------
SALES, NET                                             $ 54,667,477   $ 23,619,590   $          -

COST OF GOODS SOLD                                       28,275,184     13,026,015              -
                                                       ------------   ------------   ------------
   Gross Margin                                          26,392,293     10,593,575              -
                                                       ------------   ------------   ------------
OPERATING EXPENSES

   General and administrative                            19,049,784      5,493,459         77,045
   Depreciation and amortization expense                  3,106,395        540,815              -
   Goodwill impairment (Note 2 and 15)                   71,755,840              -              -
   Bad debt expense                                          93,526              -              -
   Consulting fees - related party (Note 6)                       -        190,060              -
                                                       ------------   ------------   ------------
   Total Operating Expenses                              94,005,545      6,224,334         77,045
                                                       ------------   ------------   ------------

     Income (Loss) from Operations                      (67,613,252)     4,369,241        (77,045)
                                                       ------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Loss on equity investments (Note 3)                     (200,000)             -              -
   Interest expense                                          (4,393)       (21,247)             -
   Interest and dividend income                             355,707         53,868              -
   Other income (expense)                                    15,423        (15,138)             -
                                                       ------------   ------------   ------------

     Total Other Income (Expense)                           166,737         17,483              -
                                                       ------------   ------------   ------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                          (67,446,515)     4,386,724        (77,045)

INCOME TAXES (Note 5)                                    (3,101,153)    (1,754,690)             -
                                                       ------------   ------------   ------------

NET INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                             (70,547,668)     2,632,034        (77,045)
                                                       ------------   ------------   ------------

DISCONTINUED OPERATIONS

   Income (Loss) from Discontinued Operations            (2,921,969)       648,457        846,365
   Gain (Loss) on Disposal of Discontinued
    Operations, net of income tax provision of
    $ -0-, $2,029,420 and $ -0-, respectively            (3,756,700)     2,683,748              -
                                                       ------------   ------------   ------------

NET INCOME (LOSS)                                      $(77,226,337)  $  5,964,239   $    769,320
                                                       ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income (continued)

                                                                  For the Years Ended
                                                                      December 31,
                                                       ------------   ------------   ------------
                                                            2000          1999          1998
                                                       ------------   ------------   ------------
INCOME (LOSS) PER COMMON SHARE (Note 9)

BASIC WEIGHTED AVERAGE COMMON SHARES                     29,744,300     21,769,583     17,022,767

NET INCOME (LOSS) PER SHARE COMMON SHARE

   Continuing Operations                               $      (2.37)  $       0.12   $          -
   Discontinued Operations                                    (0.23)          0.15           0.05
                                                       ------------   ------------   ------------

BASIC NET INCOME (LOSS) PER COMMON SHARE               $      (2.60)  $       0.27   $       0.05
                                                       ============   ============   ============

DILUTED WEIGHTED AVERAGE COMMON SHARES                   29,744,300     25,796,000     17,022,767

DILUTED NET INCOME (LOSS) PER COMMON
 SHARE

   Continuing Operations                               $      (2.37)  $       0.10   $          -
   Discontinued Operations                                    (0.23)          0.13           0.05
                                                       ------------   ------------   ------------

DILUTED NET INCOME (LOSS) PER COMMON SHARE             $      (2.60)  $       0.23   $       0.05
                                                       ============   ============   ============

COMPREHENSIVE INCOME AND ITS COMPONENTS CONSIST OF THE FOLLOWING:

   Net income (loss)                                   $(77,226,337)  $  5,964,239   $    769,320

   Foreign currency translation adjustment                  (54,230)        15,436         (2,967)
                                                       ------------   ------------   ------------

NET COMPREHENSIVE INCOME (LOSS)                        $(77,280,567)  $  5,979,675   $    766,353
                                                       ============   ============   ============

        See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                                               Other                   Retained
                             Common Stock          Additional                Compre-      Deferred      Earnings
                      --------------------------    Paid-in      Treasury    hensive      Compen-     (Accumulated
                         Shares       Amount        Capital       Stock      Income       sation        Deficit)        Total
                      -----------   ------------  ------------  ----------  ----------  ------------  ------------  --------------
Balance
December 31, 1997      15,800,000   $     15,800  $  3,576,129  $        -  $        -  $    (40,000) $ (3,514,284) $       37,645

Purchase of Momentum
ASIA, Inc.
and Momentum Internet,
Inc.                    5,130,000          5,130     5,347,265     (70,000)     41,761             -             -       5,324,156
(Note 1)

Currency translation
adjustment                      -              -             -           -      (2,967)            -              -         (2,967)

Net income for the
year ended
December 31, 1998               -              -             -           -           -             -       769,320         769,320
                      -----------   ------------  ------------  ----------  ----------  ------------  ------------  --------------

Balance
December 31, 1998      20,930,000         20,930     8,923,394     (70,000)     38,794       (40,000)   (2,744,964)      6,128,154

Purchase of
ASIA4Sale.com, Ltd.       100,000            100       249,900           -           -             -              -        250,000
(Note 1)

Purchase of
Online Investors
Advantage, Inc.         1,150,000          1,150     2,873,850           -           -             -              -      2,875,000
(Note 1)

Exercise of stock
option at $2.00
per share (Note 8)         25,000             25        49,975           -           -             -              -         50,000

Amortization of
deferred compensation           -              -             -           -           -        10,000              -         10,000

Proceeds from the sale
of the Company's
common stock by a
Subsidiary (Note 12)            -              -       407,428      35,970           -             -              -        443,398

Adjustment for forward
stock split                    18              -             -           -           -             -              -              -
(Note 1)

Currency translation
adjustment                      -              -             -           -      15,436             -             -          15,436

Net income for the
year ended December
31, 1999                        -              -             -           -           -             -     5,964,239       5,964,239
                      -----------   ------------  ------------  ----------  ----------  ------------  ------------- --------------

Balance
December 31, 1999      22,205,018   $     22,205  $ 12,504,547  $  (34,030) $   54,230  $    (30,000) $  3,219,275  $   15,736,227
                      -----------   ------------  ------------  ----------  ----------  ------------  ------------  --------------

          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)



                                                                               Other                   Retained
                             Common Stock          Additional                Compre-      Deferred      Earnings
                      --------------------------    Paid-in      Treasury    hensive      Compen-     (Accumulated
                         Shares       Amount        Capital       Stock      Income       sation        Deficit)        Total
                      -----------   ------------  ------------  ----------  ----------  ------------  ------------  --------------
Balance
December 31, 1999      22,205,018   $     22,205  $ 12,504,547  $  (34,030) $   54,230  $    (30,000) $  3,219,275  $   15,736,227

Exercise of stock
options (Note 8)           50,000             50        99,950           -           -             -             -         100,000

Earn-out agreement
of Online Investors,
Advantage, Inc.
(Note 1)                9,820,152          9,820   100,567,674           -           -             -             -     100,577,494

Common stock issued
for services              201,660            201       843,120           -           -             -             -         843,321

Sale of Momentum
Internet, Inc.
Subsidiary (Note 10)     (725,000)          (725)            -           -           -             -             -            (725)

Discontinuance of
foreign
Subsidiaries (Note 10)          -              -             -           -     (54,230)            -             -         (54,230)

Amortization of
deferred compensation           -              -             -           -           -        43,752             -          43,752

Deferred compensation
(Note 8)                        -              -        49,849           -           -       (49,849)            -               -

Common stock issued
for related party
debt (Note 6)             103,500            104       689,896           -           -             -             -         690,000

Acquisition of
subsidiaries (Note 1)   1,020,000          1,020     2,074,350           -           -             -             -       2,075,370

Warrant grant
(Note 13)                       -              -        70,935           -           -             -             -          70,935

Options granted for
services (Note 8)               -              -         9,051           -           -             -             -           9,051

Repurchase of common
stock by the Company            -              -             -    (765,508)          -             -             -        (765,508)

Loss for the
year ended
December 31, 2000               -              -             -           -           -             -   (77,226,337)    (77,226,337)
                      -----------   ------------  ------------  ----------  ----------  ------------  ------------  --------------
Balance
December 31, 2000      32,675,330   $     32,675  $116,909,372  $ (799,538) $        -  $    (36,097) $(74,007,062) $   42,099,350
                      ===========   ============  ============  ==========  ==========  ============  ============  ==============

          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  For the Years Ended
                                                                      December 31,
                                                       ------------   ------------   ------------
                                                            2000          1999          1998
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss) from continuing operations        $(70,547,668)  $  2,632,034   $    (77,045)
   Adjustments to reconcile income (loss) to net
    cash provided by (used in) operating activities:
     Common stock for services                              843,321              -              -
     Cancellation of common stock                              (725)             -              -
     Depreciation and amortization                        3,140,147        283,458              -
     Goodwill impairment                                 71,755,840              -              -
     Loss on equity investment                              200,000              -              -
     Loss and disposal of assets                              9,335              -              -
     Stock warrant granted for services                      70,935              -              -
     Stock options granted for services                       9,051              -              -
   Changes in operating assets and liabilities:
     Increase in trade receivables                         (210,555)      (404,536)             -
     Increase in prepaids                                  (199,656)       (65,962)             -
     (Increase) in related party, receivables                68,236        (68,236)             -
     Decrease in other assets                                91,290         38,612              -
     Increase in accounts payable and
      accrued expenses                                      983,480        586,113              -
     Increase (decrease) in income taxes payable         (1,920,306)     1,947,264              -
     Increase in goods and services
      tax payable                                            38,011         74,830              -
     Increase in sales tax payable                        2,868,415        136,499              -
                                                       ------------   ------------   ------------

       Net Cash Provided by Continuing
        Operating Activities                              7,199,151      5,160,076        (77,045)

       Net Cash Provided by (Used in)
        Discontinued Operations                             929,186     (1,940,256)       521,797
                                                       ------------   ------------   ------------

       Net Cash Provided by Operating Activities          8,128,337      3,219,820        444,752
                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equity investment                         (6,255,000)             -              -
   Purchase of discontinued subsidiary                     (300,000)             -              -
   Sale of subsidiary                                             -      5,000,000              -
   Earn-out payment to former shareholders of
    subsidiary (Note 7)                                  (6,000,000)             -              -
   Purchases of property and equipment                     (196,512)      (237,689)             -
   Acquisition of subsidiary                                      -       (400,000)             -
   Investing activities of discontinued operations          (53,502)             -              -
                                                       ------------   ------------   ------------

       Net Cash Provided by
        (Used in) Investing Activities                  (12,805,014)     4,362,311              -
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Financing activities of discontinued operations          (89,228)             -              -
   Purchase of treasury stock                              (765,508)             -              -
   Sale of the Company's common stock by a subsidiary             -        443,398              -
   Proceeds from borrowings - related parties                     -        690,000              -
   Proceeds from exercise of stock options                  100,000         50,000              -
                                                       ------------   ------------   ------------

       Net Cash Provided by
        (Used in) Financing Activities                 $   (754,736)  $  1,183,398   $          -
                                                       ------------   ------------   ------------


          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                                  For the Years Ended
                                                                      December 31,
                                                       ------------   ------------   ------------
                                                            2000          1999          1998
                                                       ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                        $ (5,431,413)  $  8,765,529   $    444,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            9,283,310        517,781         73,029
                                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $  3,851,897   $  9,283,310   $    517,781
                                                       ============   ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                            $      4,392   $     22,299   $          -
   Income taxes                                        $  4,992,587   $  1,514,000   $          -

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock           $102,652,864   $  3,125,000   $  5,534,156
   Conversion of note receivable to treasury stock     $          -   $         -    $     70,000
   Conversion of note payable related party to
    Common stock                                       $    690,000   $          -   $          -
   Issuance of stock subject to rescission             $    614,200   $          -   $          -


          See accompanying notes to consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     The financial statements presented are those of ZiaSun Technologies, Inc. (the "Company"). The Company was incorporated in the State of Nevada on March 19, 1996. The Company is a holding company originally in the business of acquiring companies and operations with business models developed around the Internet. The Company is currently in the business of providing investment seminars. The Company was considered a development stage company as defined in SFAS No. 7 until the acquisition of Momentum Asia, Inc. and Momentum Internet, Inc. in 1998. The Company changed its name to "BestWay U.S.A., Inc." on April 17, 1997 and, subsequently, changed its name to Ziasun Technologies, Inc. during 1998. On September 10, 1998 in connection with the agreement and plan of reorganization described below, the shareholders of the Company authorized and the Company completed a reverse stock split of 1-for-2. On May 14, 1999, the Company's common stock was forward split on a 2 shares for 1 share basis. All references to shares of common stock have been retroactively restated.

     BestWay Beverages, Inc. (BBI), a wholly-owned subsidiary, was incorporated in the State of Nevada on September 23, 1998. BBI holds the exclusive distribution franchise rights in the U.S. and Mexico for a patented in-store beverage center. BBI is a U.S. based corporation. BBI was dissolved in 2001.

     Momentum Asia, Inc. (MAI), a wholly-owned subsidiary, was incorporated in Manilla, Philippines on September 6, 1994 under the name of New Age Publications, Inc. On June 17, 1998, the name was changed to Momentum Asia, Inc. MAI provides a wide range of compatible graphic design, writing, printing, database management, direct mailing and e-mail customer service operations.

     Momentum Internet, Inc. (MII), a former wholly-owned subsidiary, was incorporated under the laws of the British Virgin Islands on November 7, 1997. MII controls a range of Internet products and services, including a copyrighted international on-line stock trading web-site, a premium web-based e-mail service, an advertising banner network, a finance web-site and an Asia-focused search engine. MII has its main offices in Hong Kong.

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

     Online Investors Advantage, Inc. (OIA), a wholly owned subsidiary, was incorporated under the laws of the State of Utah in 1997 to engage in the business of providing workshops to individuals regarding investing in the stock market.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

     On March 31, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization under which the Company acquired OIA. OIA is in the business of training individuals how to effectively use the financial planning and investment tools available on the internet to manage their own investment portfolios. The training is structured around a five-step discipline, which includes searching for an investment, evaluating the investment and assessing the risk, timing the purchase, establishing an exit point and monitoring the investment. This is done through live workshops, and video-based, self-directed home learning programs, which include the use of OIA's proprietary website, www.investortoolbox.com. In exchange for all of the capital stock of OIA, the Company issued 1,150,000 shares of restricted common stock and paid $400,000 in cash, all of which was distributed pro-rata to the shareholders of OIA, thereby making OIA a wholly-owned subsidiary of the Company. Under the terms of the acquisition agreement, the former shareholders of OIA, were to be issued 5,000,000 (post-split adjusted) shares, to be adjusted upwards or downwards on a one-share basis for each $0.50 of actual earnings of OIA greater than or less than $2,500,000, for the period from April 1, 1999 through March 31, 2000 (the "Earn-out"). Pursuant to an amendment to the acquisition agreement, the former OIA shareholders agreed to accept $6,000,000 in cash and 9,820,152 shares of the Company's common stock in satisfaction of 21,820,152 shares of common stock that would have been issued pursuant to the original Earn-out terms. The acquisition was completed on April 7, 1999 and was accounted for as a purchase.

     Asia4sale was incorporated on April 9, 1996, duly organized, validly existing and in good standing under the laws of Hong Kong. Asia4sale was organized to buy and sell merchandise over the internet, buying and selling goods directly from manufacturers in Asia. To be competitive in the Asian market, the Company also acquired the assets of Pacific Barter, Ltd., a company specializing in barter in Asia.

     On March 25, 1999, the Company entered into an Acquisition Agreement and Plan of Reorganization, under which the Company acquired Asia4sale.com, Ltd., (Asia4sale). In exchange for 99 of the 100 shares of Asia4sale, the Company issued 100,000 shares of restricted common stock and paid $15,000 cash to the majority holder of the capital stock of Asia4sale, thereby making Asia4sale a majority owned subsidiary of the Company. In addition, the Company made an unsecured loan of $50,000 to Asia4sale upon closing of the acquisition and agreed to issue one additional share of restricted common stock for each dollar ($1.00) of actual earnings of Asia4sale for the period from April 1, 1999 through September 30, 2000. No additional shares were granted. Asia4sale is in the business of Internet related international e-commerce. In addition, the Company was granted the option to repurchase the 100,000 shares issued in the acquisition of Asia4sale for a period of one (1) year at a price of $1.50 per share in the event that Asia4sale failed to reach profitability from its operations by September 30, 2000. The option went unexercised. The acquisition was completed on May 12, 1999. The acquisition of Asia4sale was accounted for as a purchase.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

     On December 31, 1999, the Company sold Asia4Sale for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd (IVL), a Samoan investment company. No value was attributed to the shares of IVL because the value was determined to be de minimis. The Company realized a gain of $4,713,163 on the sale. Based on subsequent financing transactions of IVL, the Company's holdings in IVL became 5,400,000 shares of Asia4Sale.com restricted common stock. These holdings are being recorded as an equity investment with a zero carrying value as of December 31, 2000.

     In May 2000, the Company entered into an Acquisition Agreement, under which the Company acquired all of the outstanding stock of Asia Prepress Technology, Inc. (APT) and Asia Internet Services, Inc. (AIS) for 250,000 shares of restricted common stock and paid $300,000 cash to the former shareholders, thereby making APT and AIS wholly-owned subsidiaries of the Company. APT and AIS are in the business of providing data entry services to publishers and are incorporated in the state of Maryland.

     In September and October 2000, the Company acquired Seminar Marketing Group, Inc. (SMG) and Memory Improvement Systems, Inc. (MIS) for 770,000 shares of restricted common stock, thereby making SMG and MIS wholly-owned subsidiaries of the Company. Both companies are incorporated in the state of Utah. SMG, through its broad base of employees, provides marketing, seminar development, hosting and speaking services to OIA. MIS develops preview seminar sales presentations, provides key personnel to be the preview sales presenters and recruits and trains additional preview seminar sales presenters for OIA.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America. The Company has elected a December 31 year end.

     b. Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The detail of cash and cash equivalents is as follows:


                                                               December 31,
                                                           2000           1999
                                                       ------------   ------------
          Demand deposits:
             U.S.                                      $  2,355,686   $  3,479,299
             Foreign                                        384,678              -
                                                       ------------   ------------
                                                          2,740,364      3,479,299
                                                       ------------   ------------
          Money market funds:
             U.S.                                         1,111,533      5,804,011
                                                       ------------   ------------

                                                       $  3,851,897   $  9,283,310
                                                       ============   ============


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c. Trade Receivables

     Accounts receivable represents credit card payments made by customers who have attended OIA's investment seminars. No allowance for doubtful accounts is provided as accounts receivable are collected from credit card companies shortly after the completion of OIA's seminars.

     d. Estimates

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

     e. Foreign Operations

     The Company currently conducts printing, database management, customer service and direct mailing activities in the Philippines, a country with a developing economy. The Philippines has experienced recently, or is experiencing currently, economic and political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in any one or more of those countries. The risks include, but are not limited to, terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in investment policies or shifts in the prevailing political climate in any of the countries in which the Company conducts exploration and development activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and safety. The effect of these factors cannot be accurately predicted. As of December 31, 2000 the Company had adopted, and the Board of Directors approved a plan to discontinue all of these operations. See Note 10.

     f. Equipment

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

          Printing equipment                                          7 years
          Machinery and equipment                                     5 years
          Office equipment                                            5 years
          Vehicles                                                   10 years
          Leasehold improvements                                      5 years

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     g. Income and Loss per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note 9) Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of shares issuable under stock benefit plans, shares issuable pursuant to warrants, shares issuable on convertible debt and contingent shares relating to the purchaseof its OIA subsidiary. Potential common shares are not included in the diluted loss per share computation for the year ended December 31, 2000 as they would be anti-dilutive.

     h. Foreign Currency Translation

     The value of the U.S. dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in certain foreign countries (principally the Philippines), these fluctuations affect the Company's financial position and results of operations. In accordance with SFAS No. 52, "Foreign Currency Translation," all foreign assets and liabilities have been translated in the preparation of the consolidated financial statements at the exchange rates prevailing at the respective balance sheet dates, and all income statement items have been translated using the weighted average exchange rates during the respective periods. The net gain or loss resulting from translation upon consolidation of the financial statements is reported as a component of comprehensive income of each period with the accumulated foreign currency gain or loss reported as a component of the equity category for comprehensive income. Some translations of the Company and its foreign subsidiaries are made in currencies different from their own. Translation gains and losses from these transactions in foreign currencies are included in income as they occur.

     In accordance with SFAS No. 95, "Statement of Cash Flows," the cash flows of the Company's foreign subsidiary is translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet which were translated at the exchange rate at the end of the period. The effect of exchange rate changes on foreign cash and cash equivalents is reported as a separate element of the statement of cash flows, if significant.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i. Fair Value of Financial Instruments

     As of December 31, 2000 and 1999, the fair value of cash, trade receivables, notes payable and accounts payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

     j. Advertising

     Advertising costs are expensed as incurred. During the years ending December 31, 2000, 1999 and 1998, the Company incurred advertising costs of $6,933,753, $2,594,379 and $-0-, respectively.

     k. Principles of Consolidation

     The consolidated financial statements include the Company and its wholly-owned subsidiaries. In addition, the Company accounts for certain of its investments on the equity method accounting. All significant intercompany accounts and transactions have been eliminated.

     l. Impairment of Long-Lived Assets

     The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The Company did not record any losses due to impairment of long-lived assets during the years ended December 31, 1999, and 1998. The Company recorded an impairment of goodwill in the year ended December 31, 2000. See Note 15.

     m. Treasury Stock

     The Company accounts for its investment in treasury stock using the cost method.

     n. Reclassification

     Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

     o. Revenue Recognition Policy

     The Company recognizes revenue as investment seminars are completed. Revenue is accrued for partially completed seminars as of the Company's year end. The Company recognizes revenue on product sales as the materials are shipped.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES (Continued)

     p. Goodwill

     The Company has recorded goodwill on the purchases of MAI, MII, OIA, AIS, APP and Asia4Sale for the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. Goodwill is amortized using the straight-line method over 10 years. The goodwill is evaluated annually for any impairment. If an impairment is recognized it is charged to expense in that period. See Note 15.

          Total goodwill                               $114,533,800
          Goodwill impairment                           (71,755,840)
          Disposal of subsidiaries                       (3,125,687)
          Accumulated amortization                       (3,849,826)
                                                       ------------

          Net goodwill at December 31, 2000            $ 35,802,447
                                                       ============

     q. Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

     Under SFAS 123, the Company presents in a footnote the effect of measuring the cost of stock-based employee compensation at the grant date based on the fair value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the option as determined by the model at grant date or other measurement date.

     r. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable or benefit for the period and the change during the year in deferred tax assets and liabilities.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     s. New Accounting Pronouncements

     In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value to be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 as of January 2001 did not have a material impact on the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 14, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the current and historical consolidated financial statements.

NOTE 3 - EQUITY INVESTMENT

     In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity. The name of the fund is McKenna-ZiaSun ("MKZ" or the "Fund"). MKZ was organized as a limited liability company, formed in the state of Delaware. The purpose of the Fund is to invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator ("MVA"), a limited liability company or through other means as determined by the Investment Board of MKZ. Under the original MKZ agreement, the Company agreed to fund MKZ with $15,000,000. However, in April 2001, the Company and the McKenna Group agreed to limit ZiaSun's commitment to MKZ to $9,150,000, $7,500,000 of which had been contributed to MKZ during the year ended December 31, 2000. As of December 31, 2000, the Company has an outstanding commitment to MKZ in the amount of $1,650,000. Under the amended terms, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%. The accounts of MKZ have been consolidated with those of Ziasun and its subsidiaries. The Company issued 100,000 shares of restricted common ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements December 31, 2000 and 1999

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3 - EQUITY INVESTMENT (Continued)

     stock to an advisor who assisted in consummating the venture fund agreement. The Company recorded expense of $433,000, equal to the estimated fair value of the stock on the date of grant. Condensed financial information of MKZ, which is included in the consolidated financial statements of the Company, is as follows:

                                                       December 31,
                                                           2000
                                                       -----------
     Cash                                              $    650,000
     Investments in MVA                                   5,400,000
     Investments                                            455,000
     Investments due from McKenna Group, LLC                200,000
                                                       ------------

     Total assets                                      $  6,705,000
                                                       ============

     Accounts payable                                  $    500,491

     Total liabilities                                      500,491
                                                       ------------

     Contributed capital                                  7,500,000
     Accumulated deficit                                 (1,295,491)
                                                       ------------

     Total capital                                        6,204,509
                                                       ------------

     Total liabilities and capital                     $  6,705,000
                                                       ============

     Revenue                                           $          -
     Share of loss in MVA                                  (200,000)
     General and administrative expenses                 (1,095,491)
     (included in the consolidated general and         ------------
     administrative expenses of the Company)

     Net loss                                          $ (1,295,491)
                                                       ============

     The main purpose of MVA is to acquire securities of start-up and early stage companies with a principal focus of its investment portfolio to be in the areas of broadband telecoms and infrastructure, horizontal e-business platforms, and mobile infrastructure and e-commerce. The total initial funding of MVA shall be $20,000,000. Under the initial MKZ venture fund agreement, MKZ committed to fund MVA with a minimum of $5,000,000 and up to $10,000,000. As of December 31, 2000, MKZ has contributed $5,600,000 in cash. MKZ currently intends to contribute an additional $2,400,000 into MVA. As of December 31, 2000, MKZ had a 43.2% interest in MVA. The Company accounts for its investment in MVA using the equity method of accounting. MKZ does not intend to contribute any additional amounts to MVA. Condensed financial information of MVA is as follows:

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3 - EQUITY INVESTMENT (Continued)
                                                       December 31,
                                                          2000
                                                       ------------
     Cash                                              $ 10,761,241
     Certificate of deposit                                 500,000
     Employee advances                                       15,000
                                                       ------------

     Total Current Assets                                11,276,241
                                                       ------------

     Property and Equipment, Net                             13,833
                                                       ------------

     Portfolio investments                                1,500,000
     Deposits                                               188,752
                                                       ------------

     Total Other Assets                                   1,688,752
                                                       ------------

     Total Assets                                      $ 12,978,826
                                                       ============

     Accounts payable                                  $    136,217
     Notes payable                                          500,000
                                                       ------------

     Total Current Liabilities                              636,217
                                                       ------------

     Total Liabilities                                      636,217
                                                       ------------

     Contributed capital                                 18,500,000
     Shares subscription receivable                      (5,709,506)
     Accumulated deficit                                   (447,885)
                                                       ------------

     Total Capital                                       12,342,609
                                                       ------------

     Total Liabilities and Capital                     $ 12,978,826
                                                       ============

     Interest income                                   $    176,776
     Other income                                            10,400
                                                       ------------

     Total Revenues                                         187,176
                                                       ------------

     Operating expenses                                     635,061
                                                       ------------

     Net Loss                                          $   (447,885)
                                                       ============

     The loss attributable to MKZ for the year ended December 31, 2000, is approximately $200,000.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company's continuing operations lease space at four facilities, one in California and three in Utah. The Company's discontinued operations lease space at two facilities in the Philippines, including a 20 year non-cancellable lease. Rent expense for continuing operations for the years ended December 31, 2000,1999 and 1998 was $289,032, $213,043 and $-0-,
     respectively.

     Future minimum lease commitments are as follows:

                                                        Continuing    Discontinued
                                                       ------------   ------------
       2001                                            $    290,686   $     97,140
       2002                                                 291,690         98,239
       2003                                                 189,809         95,636
       2004                                                 143,950        101,375
       2005                                                  28,080        107,457
       Thereafter                                                 -      1,705,336
                                                       ------------   ------------

       Total                                           $    944,215   $  2,205,183
                                                       ============   ============

     Employment Agreements

     The Company has an employment agreement with its President providing for annual compensation of $200,000, expiring 2002.

     Contingencies

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 5 - INCOME TAXES

     For the years ended December 31, 2000 and 1999, the provision for U.S. and foreign income taxes consisted of the following:


                                                           2000          1999             1998
                                                       ------------   ------------   ------------
     Current:
        U.S.                                           $  3,101,153   $  1,754,690              -
        Foreign                                                   -              -              -
                                                       ------------   ------------   ------------

                                                       $  3,101,153   $  1,754,690              -
                                                       ============   ============   ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 - INCOME TAXES (Continued)

     A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                           2000          1999             1998
                                                       ------------   ------------   ------------
     Income taxes computed at the
     U.S. statutory rate                               $(25,202,563)  $  4,000,915   $    307,700
     Benefit of net income not subject
      to taxing jurisdictions                               923,343        (74,600)      (307,700)
     Benefit of operating loss carryforward                       -       (142,205)             -
     Taxes attributable to discontinued operations                -     (2,029,420)             -
     Goodwill                                            25,453,160              -              -
     Other                                                  700,085              -              -
     Disallowed loss on foreign subsidiaries              1,227,128              -              -
                                                       ------------   ------------   ------------

     Taxes on income                                   $  3,101,153   $  1,754,690   $          -
                                                       ============   ============   ============


     The Company has no deferred tax liabilities or assets. The permanent difference due to income not being subject to taxing jurisdictions pertains to the British Virgin Islands where there is no income tax.

NOTE 6 - RELATED PARTY TRANSACTIONS

     a. Receivables

     At December 31, 1999, the Company had receivables of $68,236 due from the President of the company's discontinued MAI subsidiary. The full amount was collected in 2000.

     b. Officer Compensation

     In 2000 and 1999, the Company's former president was compensated for his services under a consulting contract with a company which he controls. The contract provides for $10,000 per month in consulting fees. During the years ended December 31, 2000 and 1999 the Company paid $60,000 and $120,000, respectively, to this Company. Other officers of the Company were paid a total of $70,060 in consulting fees in addition to their base salaries during 1999.

     c. Convertible Debt

     In 1999, the Company received $690,000 in advances from shareholders. The advances were non-interest bearing and unsecured. In 2000, the advances were converted to 103,500 shares of common stock based on the trading value of the shares on the date of conversion.

     d.   Stock Issuance

     In August 2000, in conjunction with the consummation of the MKZ Venture Fund agreement, the Company issued a total of 100,000 shares of its restricted common stock as finder's fee. 50,000 were issued to a Company controlled by a member of the Company's advisory board and 50,000 were issued to a director of the Company. See Note 3.

     The Company also issued 71,660 shares of restricted common stock to its directors as compensation. See Note 12.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 7 - ECONOMIC DEPENDENCE AND MAJOR CUSTOMERS

     During 2000, 1999, and 1998, the Company had no customers which made up more than 10% of net sales.

NOTE 8 - STOCK OPTIONS

     During 1997, the Company issued to its vice-president the option to purchase 100,000 shares of its common stock at $2.00 per share. At the time of grant, the market value of the stock was $2.40 per share. Consequently, the Company recorded deferred compensation expense of $40,000 equal to the intrinsic value of the award granted. On November 3, 2000, the Company's shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan allows for the issuance of up to 2,500,000 shares of common stock upon exercise of stock options granted under the 1999 Plan. All options are generally granted at not less than fair value at the date of grant except for 272,400 options granted in 2000 for which deferred compensation of $49,849 has been recorded, equal to the difference between the exercise price and the market value of the common stock on the date of grant. The options have a contractual life of seven years. The purpose of this plan is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success.

     The following table summarizes the activity in the plan:


                                                                      Weighted Average
                                                   Number of Shares   Exercise Price
                                                   ----------------   ----------------
     Options outstanding at
      January 1, 1997                                             -                 -
      Granted                                               100,000   $          2.00
                                                   ----------------   ----------------

     Options outstanding at
      December 31, 1998 and 1997                            100,000   $          2.00
      Exercised                                             (25,000)  $          2.00
                                                   ----------------   ----------------

     Options outstanding at
      December 31,1999                                       75,000   $          2.00
      Granted                                               342,400   $          5.73
      Cancelled                                             (43,000)  $          6.38
      Exercised                                             (50,000)  $          2.00
                                                   ----------------   ----------------

     Options outstanding at
      December 31, 2000                                     324,400   $          5.36
                                                   ================   ================

     Except for the options noted above, all options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method, there is not related compensation expense recorded in the Company's financial statements. During the twelve months ending December 31, 2000, the Company granted 10,000 stock options to consultants for services rendered. Included in general and administrative expense is $9,051 in expense relating

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 8 - STOCK OPTIONS (Continued)

     to these grants. Had compensation cost for stock-based compensation been determined based in the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss per share for the years ended December 31, 2000 and 1999, would have been increased to the proforma amounts presented below:


                                                           2000          1999             1998
                                                       ------------   ------------   ------------
     Net income (loss):
           As reported                                 $(77,226,337)  $  5,964,239   $    769,320
           Proforma                                     (77,665,254)     5,946,477        741,558
         Earnings (loss) per share
           Basic EPS as reported                              (2.60)          0.27           0.05
           Proforma basic EPS                                 (2.61)          0.27           0.04

           Diluted EPS as reported                            (2.60)          0.23           0.05
           Proforma diluted EPS                               (2.61)          0.23           0.04


          Additional information relating to stock options outstanding and exercisable at December 31, 2000 summarized by exercise price as follows:

                              Outstanding                               Exercisable
     ---------------------------------------------------------- ---------------------------
                                                   Weighted
    Exercise Price                   Average      Exercisable                Weighted Average
       Per Share       Shares      Life (Years)  Exercise Price    Shares     Exercise Price
     ------------   ------------   ------------  -------------- ------------ ----------------

     $       2.00         25,000            3.5   $       2.00             -   $          -
     $       2.13         20,000           6.29   $       2.13         5,000   $       2.13
     $       3.63         50,000           6.58   $       3.63        25,000   $       3.63
     $       6.38        229,400           6.29   $       6.38       114,700   $       6.38
                    ------------                                ------------
     $ 2.00-$6.38        324,400           6.16   $       5.36       144,700   $       5.76
                    ============                                ============

     The fair value of options granted is estimated on the date of grant utilizing the Black-Sholes option-pricing model with the following weighted average assumptions for grants during the year ended December 31, 2000: expected life of option 4 years, expected volatility of 45%, risk free interest rate of 6.00% and a 0% dividend yield. The fair value, at date of grant, using these assumptions range from $0.91-$2.72 and the weighted average was $2.40. The assumptions for the year ended December 31, 1999 were: expected life of option 4 years, expected volatility of 45%, risk free interest rate of 6.00% and a 0% dividend yield. The fair value, at date of grant using these assumptions was $1.17.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9 - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing basis earnings per share. The number of shares using in the calculation for the years December 31, 2000, 1999, and 1998.


                                                           2000          1999             1998
                                                       ------------   ------------   ------------
     Net earnings (loss) available to
       common shareholders                             $(77,226,337)  $  5,964,239   $    769,320
                                                       ============   ============   ============

     Average number of common shares
       used in basic EPS                                 29,744,300     21,769,583     17,022,767
                                                       ============   ============   ============

     The Company incurred a net loss from continuing operations for the year ended December 31, 2000 and 1998. Accordingly, the effect of dilutive securities are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                           2000          1999             1998
                                                       ------------   ------------   ------------
     Net earnings available to common
      shareholders used in basic EPS                   $(77,226,337)  $  5,964,239   $    769,320
                                                       ============   ============   ============

     Average number of common shares
       used in basic EPS                                 29,744,300     21,769,583     17,022,767

     Stock options                                           30,813         75,000        100,000
     Purchase of subsidiaries                                     -      3,847,917              -
     Convertible debt                                             -        103,500              -
                                                       ------------   ------------   ------------

     Average number of common shares and
     dilutive potential common stock used
     in diluted EPS                                      29,775,113     25,796,000     17,122,767
                                                       ============   ============   ============

     The shares issuable upon exercise of options and warrants represent the quarterly average of the shares issuable at exercise, net of share assumed to have been purchased, at the average market price for the period, with assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 10 - DISCONTINUED OPERATIONS

     In  August  2000,  the  Company  entered  into a share  Purchase  Agreement effective as of July 1, 2000 with Vulcan Consultants Limited, a British Virgin Island Company (Vulcan) under which the Company would sell all the issued and outstanding shares of Momentum Internet, Inc (MII) in consideration of 725,000 shares of the Company's common stock owned by Vulcan. As a condition of the sale, SwiftTrade, a subsidiary of MII, agreed to repay a $500,000 loan made from the Company's wholly owned subsidiary, Momentum Asia, Inc., to Swiftrade. Subsequent to the disposition, the Company cancelled the 725,000 shares received in the transaction. The
     Company recorded a $1,004,186 loss on disposal of this subsidiary. The accompanying balance sheet has been restated to separately classify the former subsidiaries net assets as of December 31, 1999.

     In March, the Company's board of directors adopted a plan to dispose of or sell its Asia Prepress Technology and Asia Internet Services subsidiaries. Net assets to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2000. A loss on disposal of $1,502,991 has been recorded equal to the carrying amount of goodwill at December 2000.

     In March, the Company entered into an agreement to sell its Momentum Asia, Inc. subsidiary for 200,000 shares of restricted stock of the Company which had previously been issued to the former shareholders of MAI when the Company acquired it in 1998. The sale of this subsidiary has been reflected in the December 31, 2000 financial statements. The Company recorded a loss on disposal of $1,249,523. The accompanying balance sheet has been restated to separately classify the former subsidiaries net assets as of December 31, 1999.

     Revenues generated by discontinued operations for the years ended December 31, 2000, 1999 and 1998 were $2,937,715, $3,600,750 and $2,270,036, respectively.

     Net assets of discontinued operations at December 31, 2000 and 1999 consist of:


                                                           2000           1999
                                                       ------------   ------------
     Cash                                              $    190,659   $  2,369,194
     Marketable securities                                        -        540,234
     Restricted stock                                             -        166,413
     Equity investment                                            -        254,195
     Accounts receivable, net                               168,268        401,667
     Prepaid expenses and other assets                        6,888         92,065
     Inventory                                                    -         18,239
     Mortgage note receivable                                     -        250,000
     Club membership                                              -        142,857
     Equipment                                              142,632        512,676
     Excess cost over net assets acquired                         -      1,910,691
                                                       ------------   ------------

       Total Assets                                         508,447      6,658,231
                                                       ------------   ------------

     Line of credit                                          70,000              -
     Accounts payable and other  liabilities                 34,532        435,861
     Deferred income                                              -         74,100
                                                       ------------   ------------
       Total Liabilities                                    104,532        509,961
                                                       ------------   ------------

       Net Assets of Discontinued Operations           $    403,915   $  6,148,270
                                                       ============   ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 - PURCHASE OF SUBSIDIARIES

     A summary of the purchases of Online Investors Advantage, Inc., Seminar Marketing Group, Inc., Memory Improvement Systems, Inc., Asia Prepress, Asia Internet Services, Momentum Asia, Inc., and Momentum Internet, Inc. are as follows:

                                         Continuing Operations
                    --------------------------------------------------------
                        OIA                          Seminar       Memory
                       Finders                      Marketing    Improvement
                       Shares          OIA           Group         Systems
                    ------------   ------------   ------------  ------------
Goodwill            $ 375,000(i)   $109,182,961   $    614,200  $    600,000
Current assets                 -        339,757              -             -
Property and equipment         -         94,777              -             -
Other assets                   -        148,950              -             -
Current liabilities            -       (285,951)             -             -
                    ------------   ------------   ------------  ------------

Total
Purchase Price      $    375,000   $109,480,494   $    614,200  $    600,000
                    ============   ============   ============  ============

                                         Continuing Operations
                    --------------------------------------------------------
                        OIA                          Seminar       Memory
                       Finders                      Marketing    Improvement
                       Shares          OIA           Group         Systems
                    ------------   ------------   ------------  ------------
Cash                $          -   $  6,400,000   $          -  $          -
Common stock          375,000(i)  103,080,494(ii)  614,200(iii)   600,000(iv)
                    ------------   ------------   ------------  ------------

Total
Purchase Price      $    375,000   $109,480,494   $    614,200  $    600,000
                    ============   ============   ============  ============

                                       Discontinued Operations
                    --------------------------------------------------------
                         Asia      Asia Internet    Momentum      Momentum
                      Prepress       Services       Asia Inc.  Internet, Inc.
                    ------------   ------------   ------------  ------------
Goodwill            $    492,992   $  1,085,000   $  1,516,427  $    667,220
Current assets           210,100              -      1,382,452       325,293
Property and equipment   146,136              -        421,785        19,630
Other assets                   -              -      1,682,310             -
Current liabilities     (159,228)             -       (487,309)      (16,337)
                    ------------   ------------   ------------  ------------
Total
Purchase Price      $    690,000   $  1,085,000   $  4,515,665  $    995,806
                    ============   ============   ============  ============

Cash                $    100,000   $    200,000   $  1,515,665  $    148,306
Common stock          590,000(v)     885,000(v)   3,000,000(vi)   847,500(vi)
                    ------------   ------------   ------------  ------------

Total
Purchase Price      $    690,000   $  1,085,000   $  4,515,665  $    995,806
                    ============   ============   ============  ============

(i) at $2.50 per share
(ii) 1,150,000 shares at $1.50,  9,820,152 shares at $10.24
(iii) at $1.66 per share
(iv) at $5.90 per share
(v) at $0.75 per share
(vi) at $0.75 per share

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 - PURCHASE OF SUBSIDIARIES (Continued)

     There were minimal net assets of Asia4Sale at the date of acquisition. The value of the 100,000 shares issued and the $250,000 paid, was written-off during the year ended December 31, 1999 as the subsidiary was sold.

     The accompanying proforma statement of operations has been prepared as though OIA, SMG and MIS were acquired on January 1, 1999. The summarized statement of operations of the Company includes the operations of OIA from April 1, 1999 through December 31, 1999. The summarized statements of operations of OIA for the three months ended March 31, 1999 is included below as a proforma adjustment. The summarized statements of operations of SMG and MIS for the year ended December 31, 1999, is included below as a proforma adjustment, which reflects the additional expense that would have been incurred if SMG and MIS had been acquired as of January 1, 1999. The proforma amounts do not purport to be indicative of the results what would have actually be obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

     The proforma effects relating to the acquisition of Asia4Sale, Asia PrePress and Asia Internet Services have not been presented as their operations are not significant.


                                      Ziasun                                      Proforma
                                   Technologies,                                Adjustments
                                     Inc. and                        SMG          Increase      Proforma
                                   Subsidiaries       OIA          and MIS       (Decrease)    Consolidated
                                   ------------   ------------   ------------   ------------   ------------
     REVENUES                      $ 23,619,590   $  4,701,227   $          -   $          -   $ 28,320,817

     NET INCOME (LOSS)                5,964,239        463,866       (311,807)      (195,932)     5,920,366

     BASIC NET INCOME (LOSS) PER
     COMMON SHARE                          0.27           0.02          (0.01)         (O.O1)          0.27

     DILUTED NET INCOME (LOSS) PER
     COMMON SHARE                  $       0.23   $       0.02   $      (0.01)  $      (O.O1)  $       0.23

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 11 - PURCHASE OF SUBSIDIARIES (Continued)

     To record a full year of amortization expense for OIA based on a ten-year life ($2,980,467 x 3/12 = $74,512).

     To record one year of amortization expense for SMG and MIS based on a ten-year life ($1,214,200/10 = $121,420).

     The summarized statements of operations of SMG and MIS for the year ended December 31, 2000, is included below as a proforma adjustment, which reflects the additional expense that would have been incurred if SMG and MIS had been acquired as of January 1, 1999. The proforma amounts do not purport to be indicative of the results what would have actually be obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

     The proforma effects relating to the acquisition of Asia PrePress and Asia Internet Services have not been presented as their operations are not significant.



                                                    Ziasun                        Proforma
                                                  Technologies,                 Adjustments
                                                   Inc. and         SMG           Increase       Proforma
                                                  Subsidiaries    and MIS        (Decrease)    Consolidated
                                                  ------------   ------------   ------------   ------------
     REVENUES                                     $ 54,667,477   $          -   $          -   $ 54,667,477

     NET LOSS                                      (77,226,337)      (594,954)      (121,420)   (77,942,711)

     BASIC NET INCOME (LOSS) PER
     COMMON SHARE                                        (2.60)         (0.03)         (O.O0)         (2.62)

     DILUTED NET INCOME (LOSS) PER
     COMMON SHARE                                 $      (2.60)  $      (0.03)  $      (O.O0)  $      (2.62)


     To record one year of amortization expense for SMG and MIS based on a ten-year life ($1,214,200/ 10 = $121,420).

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 12 - STOCKHOLDERS' EQUITY

     In March 2000, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered. The Company recorded expense of $273,450, the estimated fair value of the stock issued.

     In November 2000, the Company compensated its Board of Directors members with 71,660 shares of restricted common stock for their service. The Company recorded expense of $136,871, the estimated fair value of the stock issued.

     In March 2000, the Company's Momentum Asia, Inc. subsidiary sold 35,970 shares of treasury stock on the open market for cash. The difference between the cash received and the cost of the treasury shares is presented as additional paid-in capital.

NOTE 13 - COMMON STOCK WARRANT

     In January, 2000, the Company issued warrants to acquire 200,000 shares of the Company's common stock to a consulting firm. The terms of the warrant are as follows:

          50,000 immediately exercisable, term 180 days from the issuance date, exercise price equal to 125% of the closing bid price on January 14, 2000.

          50,000 immediately exercisable, term 210 days from issuance date, exercise price equal to 150% of the closing bid price on January 14, 2000.

          50,000 immediately exercisable, term 240 days from issuance date, exercise price equal to 175% of the closing bid price on January 14, 2000.

          50,000 immediately exercisable, term 270 days from issuance date, exercise price equal to 200% of the closing bid price on January 14, 2000.

     The Company recorded consulting expense and additional paid-in capital of $70,935, equal to the fair value of the warrant on the date of grant. The warrant expired unexercised in October 2000.

NOTE 14 - SHARES SUBJECT TO RESCISSION

     In September, 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. ("SMG") for 370,000 shares of unregistered and restricted shares of the Company's common stock. The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933 ("Securities Act") pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company's attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act. The Company is in the process of making an offer of rescission to the former SMG shareholders under which they may be compensated with a cash amount equal to the fair value of the shares originally granted.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 15 - GOODWILL IMPAIRMENT

     The Company periodically assesses the recoverability of carrying the amount of goodwill. Based on its assessment, the Company recorded a charge to goodwill for $71,755,840 during the three months ended December 31, 2000. The magnitude of the charge is equal to the difference between the discounted projected future cash flows from the acquired business that gave rise to the goodwill and the carrying amount of goodwill prior to the impairment charge.

NOTE 16 - TRADEMARK

     In October 2000, a company filed a complaint against the Company alleging trademark and servicemark infringement. It was contended that ZiaSun's use of the trademark "Online Investors Advantage" infringed on their trademark, "Investors Advantage." The two parties negotiated a settlement where by the Company would cease using the mark "Online Investors Advantage" on or before September 19, 2001. No amounts were paid on the settlement. The Company began implementing its trade marked name "Online Investortoolbox" in January 2001, in order to phase out the use of Online Investors Advantage before September 2001.

NOTE 17 - SEGMENTS

     Following the sale or  discontinuance of all activities other than those of
     OIA  the  Company  operates  in  one  business  segment.   Enterprise  wide
     information regarding our geographical concentration is as follows:


                                                           2000            1999          1998
                                                       ------------   ------------   ------------
    Net sales:
       United States                                   $ 46,218,461   $ 20,925,850   $          -
       North America-non U.S.                             5,825,702      1,014,302              -
       Europe                                               527,221              -              -
       Asia                                               1,568,999              -              -
       Australia                                            339,258      1,679,438              -
       Africa                                               187,836              -              -
                                                       ------------   ------------   ------------
         Total                                         $ 54,667,477   $ 23,619,590   $          -
                                                       ============   ============   ============

     The Company does not have any significant long lived assets outside of the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

          (iv) During the past fiscal year and through September 30, 2000, there were no disagreements with HJ & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of HJ & Associates, would have caused HJ & Associates to make reference to the subject matter of the disagreement(s) in their reports on the consolidated financial statements for such years.

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

                                    PART III.
                                    --------

Item 10. Directors and Executive Officers of the Registrant

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a) Identity of Directors and Executive Officers.


     Name                     Age    Position
     ------------------------------------------------------------------------------------------
     D. Scott Elder            42    Chairman of the Board and Chief Executive Officer
     Allen D. Hardman          59    President, Chief Operating Officer, Secretary and Director
     Ross W. Jardine           39    Vice President, Chief Financial Officer and Director
     Hans Von Meiss            54    Director
     Christopher D. Outram     51    Director


     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     ALLEN D. HARDMAN was appointed as a Director and the Vice President of the Company on October 5, 1999. On September 27, 2000 Mr. Hardman was appointed as President and Chief Operating Officer of the Company. Mr. Hardman earned an Industrial Engineering Technical Diploma from the University of Utah in 1966 and a Bachelors Degree in Business Administration from California State University in 1975. Mr. Hardman served as the Managing Director of Business Development for Roeslein & Associates from June 1993 through June 1997. Mr. Hardman was the Vice President of Operations of Best way USA from July 1997 until the Company's spin-off of Best way USA in October 1998. Mr. Hardman has 35 years of varied business experience, some with small companies and some with mid-to-large corporations. His work experience includes president for a company furnishing pre-assembled manufacturing systems on a global basis, director of business development for industrial manufacturing systems, national sales manager for systems products, manufacturing engineering, product and systems engineering, consulting engineering, operations management, project management for multi-million dollar projects installed worldwide, manufacturing quality control and customer service management.

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

     D. SCOTT ELDER was elected as a director of the Company in May 1999, and as the Chairman of the Board in June 1999. On September 27, 2000 Mr. Elder was appointed as Chief Executive Officer of the Company. From 1994 to 1997, Mr. Elder owned and operated two consulting businesses, D. Scott Elder & Associates and The Business Alliance Company, which developed marketing and training programs. In 1998 Mr. Elder continued to operate the consulting business of D. Scott Elder& Associates and founded OIA with Ross W. Jardine. Mr. Elder served as the President of OIA until his appointment as the CEO and Chairman of the Board of the Company in June 1999. Mr. Elder has a degree in Communications from Brigham Young University and an M.B.A. from the University of Phoenix. Mr. Elder is also currently the Co-CEO of Online Investors Advantage, Inc., a Utah Corporation ("OIA"), a company he co-founded with Ross Jardine in 1997. OIA provides educational workshops and video-based home study training programs that teach people how to use its Investor Toolbox web site in order to make sound stock investing decisions and manage their own stock investments. The Company recently acquired OIA.

     Before devoting full time to OIA, Mr. Elder was the owner of The Business Alliance Company, which developed joint-venture marketing and training programs. Some of the companies Mr. Elder has developed joint-venture projects with include General Mills, Procter & Gamble, Rubbermaid, and Zane Publishing, a company that markets educational programs through Amway.

     ROSS W. JARDINE was appointed as a director of the Company on April 7, 1999, and Vice President and Chief Financial Officer on September 27, 2000. Mr. Jardine is also the President of OIA. Mr. Jardine graduated cum laude from Brigham Young University in 1987 with a degree in communications. In 1990 Mr. Jardine founded Jacobson & Jardine, Inc. a Sports Marketing and Promotion company. Mr. Jardine served as President until August 1994 during which time Mr. Jardine was responsible for operations and the developed and marketed licensed products for major sporting events. These clients included National Football League, Indy 500, Kentucky Derby, America's Cup 1992, Nabisco, Albertsons, Coca Cola, Fisher Price, American Home Products, RJ Reynolds and many others. In 1994 he became interested in the Internet and moved his business online. This experience led him to start a consulting business focused on teaching other business owners how to get their own businesses online. Mr. Jardine founded Electronic Marketing Services (later renamed iMALL, Inc) in 1994 and served as President until January 1996. From January 1996 through August 1997 Mr. Jardine served as speaker/consultant for iMALL. iMALL went public in 1996 was recently sold to Excite@home for $425 million.

     In 1997 Mr. Jardine left iMALL to focus on creating a program to train investors in using the Internet to invest. Together with D. Scott Elder, Mr. Jardine founded OIA, (www.i-advantage.com), a company focused on teaching people how to invest using their personal computers and the Internet. The Company quickly established itself as a leader in online investor education, and is highly recommended by the Security Blanket.com, (www.thesecurityblanket.com.). OIA conducts dozens of workshops and seminars in cities around the country where investors learn to use the most advanced investment tools available on the Internet. Mr. Jardine serves as Co-CEO of OIA and conducts many of the training programs put on by OIA.

     HANS VON MEISS was appointed as a director of the Company on January 17, 2000. Mr. Von Meiss received a Bachelors Degree in Economics in 1973 from the University of St. Gallen, Switzerland. After receiving an MBA in 1977 from INSEAD, Fountaine Bleau, France, he spent seven years in investment banking with Bankers Trust International Ltd. and Chase Manhattan Ltd. in London. Then, from 1984 to 1988, Mr. von Meiss served as the CEO of Dr. Ing. Koenig AG, a leading Swiss service center for flat steel and industrial fasteners. He spent the following 3 years from 1988 to 1991 in financial consulting. Then, in 1991, Mr. von Meiss became the CEO of a publicly-quoted Dutch company after its privatization from the Dutch Government, and served in that position until 1994. In 1994, he became the CEO of Swiss Textile Group via an acquisition and completed a turnaround and eventual sale of the business in 1997. Since 1997, Mr. Von Meiss has been involved in financial management and consulting, and pursued investments in Internet-related businesses. He also serves on the board of an industrial concern, an M&A consulting company, and his own company, G. von Meiss AG.

     CHRISTOPHER D. OUTRAM was appointed as a director of the Company on April 21, 2000. Mr. Outram received double first class honors in mechanical engineering and industrial economics in 1972 from the University of Birmingham in the UK. He also received the Engineering and the Economics prizes for his course. Following university, Mr. Outram pursued a career in Marketing and Accountancy with Mobile Oil Company, Air Products Limited and CCL Systems. He then attended INSEAD Business School in France, where he graduated with an MBA with distinction. Following 2 years at the world-renowned strategy consultancy, The Boston Consulting Group, Mr. Outram became Strategic Planning Director of one of its clients, The Van Gelder Paper Company in the Netherlands. Two years later Mr. Outram joined Booz Allen & Hamilton in London, where he was elected Partner in 1986. 1987 saw the creation of OC&C Strategy Consultants (OC&C) of which Mr. Outram was the founding Director. OC&C now operates directly and through alliances on a global basis and can deploy in excess of 200 consultants. OC&C and its sister firms advise clients on strategy, strategic business development and M&A activity. Some 70% of the Company business is now related to the Internet. The consultancy advises large corporations, as well as smaller start-ups, regarding their Internet strategies. The combined understanding of the operating dynamics of both large and small players in the Internet arena has allowed OC&C to develop very creative and ambitious strategies for its clients. Mr. Outram has also been instrumental in the creation of e-commerce venturing businesses, both in Silicon Valley in the U.S., as well as in Europe.

     Directorships
     -------------

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     Family Relationships.
     --------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

     Involvement in Certain Legal Proceedings.
     ----------------------------------------

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

     Section 16 (a) Beneficial Ownership Compliance.
     -----------------------------------------------

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

     Based solely on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that during the period from November 16, 1999 (the date which the Company first became subject to Section 16(a)) until December 31, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were complied with.

Item 11. Executive Compensation

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                   Long Term Compensation
                                                                                -----------------------------

                                        Annual Compensation                     Awards           Payouts
--------------------------------------------------------------------------------------------------------------
                                                                           Securities              All
                                                       Other               Underlying              Other
                                                      Annual    Restricted Options/       LTIP    Compen-
Name and                   Year or                    Compen-   Stock      SAR's         Payouts  sation
Principal                  Period   Salary   Bonus    sation)   Awards     (#)            ($)      ($)
Position                   Ended    ($)      ($)       ($)
(a)                        (b)      (c)      (d)       (e)       (f)       (g)            (h)      (i)
--------------------------------------------------------------------------------------------------------------
Allen D. Hardman(1)        2000    $184,692  0         $6,600     22,365   75,000         0         0
President and COO          1999    $132,000  0         0          0        0              0         0
                           1998    $132,000  0         0          0        0              0         0

D. Scott Elder(2)          2000    $117,500  $204,000  $2,433,065 17,500   25,000         0         0
Chief  Executive Officer   1999    $102,360  $ 40,930  0          0        0              0         378,000
Chairman of the            1998    $ 31,500  0         $174,127   0        0              0         0

Ross D. Jardine(3)         2000    $115,500  $204,000  $2,435,215 17,500   25,000         0         0
Vice President and         1999)   $ 46,860  $123,430  0          0        0              0         378,000
Chief Financial Officer    1998    $0        0         $  208,520 0        0              0         0

Hans Von Meiss             2000    $0        0         0          11,445   5,000          0         0
Director                   1999    $0        0         0          0        0              0         0
                           1998    $0        0         0          0        0              0         0

Christopher D. Outram      2000    $0        0         0          10,350   5,000          0         0
Director                   1999    $0        0         0          0        0              0         0
                           1998    $0        0         0          0        0              0         0

Anthony L. Tobin(4)        2000    0         0         0          0        0              0         0
Vice President             1999    $120,000  0         0          0        0              0         0
and COO of Asia Operations 1998    $121,800  0         $31,200    0        0              0         0


Dennis E. McGrory(5)       2000    $11,393   0         0          0        0              0         0
Secretary                  1999    $0        0         0          0        0              0         0
Secretary                  1998    $0        0         0          0        0              0         0


---------------------

     (1)  Mr. Hardman, the President and COO of the Company is currently subject
          to  an  Employment   Agreement  with  the  Company.   See  "Employment
          Contracts" below.

     (2)  In 2000,  Mr.  Elder  received a base salary of  $117,500,  a bonus of
          $204,400 and additional compensation of $2,433,065 comprised by $2,100,000 received from the purchase of 4,200,000 shares which Mr. Elder would have received from the earn out provided in the OIA acquisition agreement, and $333,065 of overrides based on workshop attendance. In 1999 Mr. Elder received a base salary of $102,360, a bonus of $40,930 and $378,000 in payment of deferred compensation from OIA, for total 1999 compensation of $521,290. In 1998, Mr. Elder received a base salary of $31,500, consulting fees of $24,127, and $150,000 in payment of deferred compensation, for total 1998 compensation of $205,627.

     (3) In 2000, Mr. Jardine received a base salary of $115,500, a bonus of $204,400 and additional compensation of $2,435,215 comprised by $2,100,000 received from the purchase of 4,200,000 shares which Mr. Jardine would have received from the earn out provided in the OIA acquisition agreement, and $335,215 of overrides based on workshop attendance. In 1999, Mr. Jardine received a base salary of $46,860, a bonus of $123,430 and $378,000 in payment of deferred compensation from OIA, for total 1999 compensation of $548,290. In 1998, Mr. Jardine received consulting fees of $58,520 and $150,000 in payment of deferred compensation from OIA, for total 1998 compensation of $208,520.

     (4) Mr. Tobin who resigned as an officer and director of the Company effective as of April 21, 2000, is the owner of Crossbow Consultants Limited which previously received $10,000 per month from the Company's prior subsidiary, Momentum Internet Incorporated, for the services provided by Crossbow Consultants. In 1999, Crossbow received a total of $120,000 from the Company's subsidiary, Momentum Internet Incorporated, for the services provided by Crossbow Consultants. On September 13, 2000, the Company completed the sale of Momentum Internet Inc., to Vulcan Consultants Limited, thereby divesting any interest in Momentum Internet Inc., and subsidiaries and website of Momentum Internet Inc., which the Company had.

          In 1998 in addition to the $10,000 per month Crossbow received, Mr. Tobin through his employment agreement with Momentum Associates Limited, a subsidiary of Momentum Internet Incorporated, also received a monthly housing allowance of approximately $2,600 and a management fee of approximately $150 per month, for total 1998 compensation of $153,000.

     (5)  Dennis  McGrory  resigned as the  Secretary of the Company on July 12,
          2000.

     Employment Contracts
     --------------------

     Allen D. Hardman, the President and COO and a director of the Company has an Employment Agreement with the Company which commenced on July 1, 1997 for a term of 5 years. Pursuant to the terms of the agreement, the Company's board of directors may, in its sole discretion, grant raises, bonuses, etc. in an amount not less that the cost of living increase for the greater San Diego area. Additionally, Mr. Hardman's Employment Agreement contains a stock option which entitles Mr. Hardman the option to purchase one hundred thousand (100,000)
shares of the Common Stock of the Company, at $2.00 per share, subject to adjustment for splits, in equal installments of twenty-five (25,000) shares each beginning after one (1) year of employment for consecutive years. To date Mr.

Hardman has exercised the first 3 vested portions of the stock option. On August 2, 2000, the Company entered into an Amended and Restated Employment Agreement and Stock Option with Mr. Hardman. In conjunction with the appointment of Allen
D. Hardman as the President and CEO of the Company, Mr. Hardman received an increase in his annual salary to $200,000. Additionally, Mr. Hardman was granted an option to purchase an additional 50,000 shares of common stock of the Company pursuant to the terms of the Company's 1999 Stock Option Plan, with the exercise price of said options being the closing price as of the date of execution of the Amended and Restated Employment Agreement. The option shall vest and be exercisable immediately with regard to 50% of said option shares, and exercisable with regard to the remaining 50% of said shares as of May 1, 2002. The options shall be exercisable for a period of seven (7) years from the date of the grant.

     Stock Options
     -------------

     As stated above Mr. Hardman has a stock option which entitles Mr. Hardman the option to one hundred thousand (100,000) (post split adjusted) shares of the Common Stock of the Company, at $2.00 per share, (subject to adjustment for splits), in equal installments of twenty-five (25,000) (post split adjusted) shares each beginning after one (1) year of employment for 4 consecutive years. Also, pursuant to the Amended and Restated Agreement of August 2, 2000 mentioned above, Mr. Hardman has an option to purchase an additional 50,000 shares of common stock of the Company pursuant to the terms of the Company's 1999 Stock Option Plan, with the exercise price of said options being the closing price as of the date of execution of the Amended and Restated Employment Agreement. The option shall vest and be exercisable immediately with regard to 50% of said option shares, and exercisable with regard to the remaining 50% of said shares as of May 1, 2002. The options shall be exercisable for a period of seven (7) years from the date of the grant.

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

     Option Grants Table
     -------------------

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2000.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                     --------------------------------------

                              Number of      % Of Total
                              Securities     Options
                              Underlying     Granted To     Exercise
                              Options        Employees      Or Base
                              Granted        In Fiscal      Price     Expiration
Name                          (#)            Year(%)        ($/Sh)(1)    Date
--------------------------------------------------------------------------------
Allen D. Hardman(1)           25,000          7.30%         $6.380    04/30/2007
Allen D. Hardman(1)           50,000         14.60%         $3.625    06/30/2007
Ross W. Jardine               25,000          7.30%         $6.380    04/30/2007
D. Scott Elder                25,000          7.30%         $6.380    04/30/2007
Hans Von Meiss                 5,000          1.46%         $2.125    11/19/2007
Christopher Outram             5,000          1.46%         $2.125    11/19/2007
Anthony D. Tobin(2)                0          0.00%         N/A       N/A
Dennis McGrory(3)                  0          0.00%         N/A       N/A

---------------------

     (1) Does not include an option granted on May 30, 1997, to purchase 100,000 shares of common stock at exercise price of $2.00 of which 75,000 have been exercised. Said options expire on June 30, 2004.

     (2) Anthony D. Tobin resigned as an officer and director of the Company effective as of April 21, 2000.

     (3)  Dennis  McGrory  resigned as the  Secretary of the Company on July 12,
          2000.

     Option Exercise and Year End-Value Table
     ----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2000.

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
               ---------------------------------------------------

                                                  Number of
                                                  Securities          Value Of
                                                  Underlying          Unexercised
                                                  Unexercised         In-The-Money
                                                  Options At          Options At
                                                  Fy-End(#)           Fy-End($)(1)
                                                  ------------------------------------
                         Shares         Value
                         Acquired On    Realized  Exercisable(E)/     Exercisable(E) /
Name                     Exercise(#)    ($)       Unexercisable(U)    Unexercisable(U)
--------------------------------------------------------------------------------------
Allen D. Hardman         50,000         $100,000  37,500(E)/ 62,500(U)0 (E) / 0 (U)
Ross W. Jardine          0              0         12,500(E)/ 12,500(U)0 (E) / 0 (U)
D. Scott Elder           0              0         12,500(E)/ 12,500(U)0 (E) / 0 (U)
Hans Von Meiss           0              0          1,250(E)/  3,750(U)0 (E) / 0 (U)
Christopher Outram       0              0          1,250(E)/  3,750(U)0 (E) / 0 (U)
Anthony D. Tobin(1)      0              0              0(E)/      0(U)0 (E) / 0 (U)
Dennis McGrory(2)        0              0              0(E)/      0(U)0 (E) / 0 (U)

------------------

     (1) Anthony D. Tobin resigned as an officer and director of the Company effective as of April 21, 2000.

     (2)  Dennis  McGrory  resigned as the  Secretary of the Company on July 12,
          2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on March 31, 2001, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

     Title of       Name of                  Amount of      Percent of
     Class          Beneficial Owner         Ownership      Class
     ---------------------------------------------------------------------------
     Common Stock   D. Scott Elder           3,804,553      11.64%
     Common Stock   Ross W. Jardine          3,804,553      11.64%
     Common Stock   Momentum Media Ltd.      3,499,980      10.70%

     (b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on March 31, 2001, for individuals or entities in the following categories at the Company's fiscal year end: (i) each director, (ii) each Named Executive Officer listed in the "Summary Compensation Table" set forth herein, and (iii) all directors and executive officers as a group.


                                            Amount and Nature of Beneficial Ownership
                                   ----------------------------------------------------
                                                  Presently
Executive Officers, Directors      Common         Exercisable
And Principal Shareholders         Stock          Options        Total          Percent
---------------------------------------------------------------------------------------
D. Scott Elder(1)                  3,804,553      12,500         3,817,053      11.67%
Ross W. Jardine(1)                 3,804,553      12,500         3,817,053      11.67%
Hans Von Meiss(2)                    274,445       2,500           276,045          *
Allen D. Hardman(1)                   97,365      37,500           134,865          *
Christopher D. Outram(1)              22,800       2,500            25,300          *
All Directors and Officers         8,003,716      65,000        8,070,3176      24.68%
as a Group (5 persons)

----------------------------
         * Represents less than one percent

     1. Each person has sole investment power and sole voting power over the shares listed unless otherwise indicated.

     2. Includes shares, as to which beneficial ownership is disclaimed of 55,000 shares held for the benefit of family members or in-laws.

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

     Amendment to OIA Earn Out.
     --------------------------

     On May 31, 2000, the Company entered into an Amendment to Agreement (the "Amendment') with D. Scott Elder, Ross W. Jardine, David McCoy and Scott Harris, the prior principal shareholders (the "OIA Shareholders") of Online Investors Advantage, Inc., a wholly owned subsidiary of the Company. Pursuant to the terms of the Amendment, the Company and the OIA Shareholders agreed to amend the Acquisition Agreement, which provided for the calculation of the Actual OIA
Earnings. Following the end of the earnings period as provided in the Acquisition Agreement, OIA's audited EBITDA earnings for the period from April 1, 1999 through March 31, 2000 was $10,910,076. Accordingly, pursuant to the terms of the Acquisition Agreement, ZiaSun would have owed 21,820,152 (post-split adjusted) shares of its common stock at March 31, 2000 to the Shareholders. The value of these shares at March 31 was $248,204,230, which would have been added to the goodwill on the Company's balance sheet. Pursuant to negotiations between ZiaSun and the former OIA shareholders, and their joint recognition that it would clearly not be in the best interests of ZiaSun to have such a large goodwill burden going forward, ZiaSun and the former OIA shareholders agreed to amend the original terms and conditions of the earn out. Accordingly, an agreement was reached wherein the former OIA shareholders would exchange 12,000,000 of the earn-out shares, to which they were originally entitled, for $6,000,000 in cash.

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

Other Events
------------

     Repurchase of Shares by the Company.
     ------------------------------------

     Between August 22, 2000 and December 31, 2000, the Company purchased 297,500 shares of its common stock through open market purchases at prices ranging from $4.75 per share to $1.156 per share. These shares were cancelled in 2001 and are no longer outstanding.

Subsequent Events.
-----------------

     Rescission of SMG Acquisition.
     ------------------------------

     In September, 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. ("SMG") for 370,000 shares of unregistered and restricted shares of the Company's common stock. SMG was organized in August 2000, in order to acquire and secure various marketing and support services for OIA such as in-house telephone marketing and consulting for OIA's marketing process, eliminate certain royalty and overide obligations of OIA, and to provide a means of issuing restricted stock to employees and independant contractors of OIA who rendered these services. The Company intended to issue shares in a transaction exempt from the registration requirements under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company's attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act, and that the transaction between the Company and SMG should be rescinded. Therefore, on February 12, 2001, the Company provided notice to the persons who received shares as a result of the acquisition of SMG by the Company, that the transaction would be rescinded and that following the filing and effectiveness of the appropriate registration statement, that a rescission offer would be delivered to such shareholders.

     Modification to MKZ Venture Fund Agreement.
     -------------------------------------------

     On April 13, 2001, subsequent to the period covered by this report, the Company and the McKenna Group, as the sole members of MKZ entered into an agreement which modified certain terms of the Venture Fund Agreement and the Company's capital commitment to MKZ. As of the date the agreement, the Company had infused $7.5 million in cash into MKZ, of which $5.6 million had been invested into MVA by MKZ. Pursuant to the modified agreement, the Company's total capital commitment and funding of MKZ will be capped $9,150,000, and other than the sum of $1,650,000, to be infused by Company into MKZ, the Company shall have no further obligation to provide any further funding to MKZ. The Company agreed to make a further capital contribution of $250,000 in cash to MKZ upon execution of the agreement and would have a remaining capital contribution owing to MKZ of $1.4 million.

     Adjust to OIA Acquisition Earn out.
     -----------------------------------

     Due to the rescission of SMG acquisition and accrual of a liability for sales taxes payable by OIA, the Company and the former owners of OIA have determined that an adjustment of the shares received by the former owners of OIA pursuant to the provisions for Earn Out, as provided for in the acquisition agreement between the Company and the former owners of OIA, may be required. As of the date of this report, no determination has been made as to the amount and nature of such an adjustment, if any.

                                    PART IV.
                                    --------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K.

     Exhibit   Description
     -------   -----------

     21.(+) Acquisition  Agreement  and Plan of  Reorganization  between  ZiaSun
          Technologies, Inc. and Momentum Internet Incorporated dated October 5, 1998. (Incorporated by the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     2.2(+) Acquisition  Agreement  and Plan of  Reorganization  between  ZiaSun
          Technologies, Inc. and Momentum Asia, Inc. dated October 5, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     2.3(+) Acquisition  Agreement  and Plan of  Reorganization  between  ZiaSun
          Technologies, Inc. and Asia4Sale.com, Ltd., dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     2.4(+) Acquisition  Agreement  and Plan of  Reorganization  between  ZiaSun
          Technologies, Inc. and Online Investors Advantage, Inc., dated March 31, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     2.5(+) Acquisition  Agreement  and Plan of  Reorganization  between  ZiaSun
          Technologies, Inc. and Seminar Marketing group, Inc., dated September 29, 2000 (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 3, 2000).

     2.6(+)  Acquisition  Agreement  and  Plan  of  Reorganization  with  Memory
          Improvement Systems, Inc., dated October 10, 2000 (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 3, 2000).

     3.1(a)(+) Original Articles of Incorporation. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     3.1(b)(+) Certificate of Amendment to Articles of Incorporation filed April
          29, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     3.1(c)(+)  Certificate  of  Amendment  to Articles of  Incorporation  filed
          September 10, 1998 changing the name of the Company to ZiaSun Technologies, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     3.1(d)(+) Certificate filed pursuant to NRS Section 78.207. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     3.1(e)(+)  Restated  Article  of  Incorporation   filed  August  16,  1999.
          (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     3.1(f)(+)  Restated  Article  of  Incorporation  filed  November  3,  2000.
          (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 3, 2000).

     3.2(+) Amended and Restated By-laws. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349

     3.3(+) Restated By-laws dated November 3, 2000. . (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on November 3, 2000).

     10.1(+) License Agreement  between Fountain Fresh  International and Katori
          Consultants, Ltd. dated April 17, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.2(+) Assignment of License Agreement by Katori  Consultants Ltd., to the
          Company dated April 18, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.3(+) Unsecured Promissory Note for $50,000 from Asai4sale.com in favor of the Company dated March 31, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.4(+) Stock Option Agreement  between Brian Hodgson and the Company dated
          March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.5(+) Agreement  between the Company and Global Direct Marketing  Limited dated February 12, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.6(+) Agreement between Asia4sale.com, Ltd., and Hong Kong Telecom IMS dated March 29, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.7(+)  Agreement  between  Momentum  Internet,  Inc.,  and Hays  Business
          Systems dated April 1, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.8(+) Loan  Agreement  between  Momentum  Asia,  Inc.  (formerly  New Age
          Publications, Inc.) and Touchstone Transport Services, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.9(+)  Real  Estate  Mortgage  Momentum  Asia,  Inc.  (formerly  New  Age
          Publications, Inc.) and Touchstone Transport Services, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.10(+) Subscribers  Agreement between Momentum Asia, Inc.,  (formerly New
          Age Publications, Inc.), and Torquay Associates Ltd. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.11(+) Reuters  Investor  Distribution  Agreement with Momentum  Internet
          Inc., dated April 22, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.12(+) Market Datafeed Service Agreement with Stock Exchange  Information
          Services Limited dated May 3, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.13(+) Agreement between Momentum Internet, Inc., and Options Direct dated May 18, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.14(+) Agreement between  Asia4sale.com,  Ltd., and Karrex dated June 25,
          1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.15(+) Agreement between Momentum Internet, Inc., and United Mok Ying Kie
          Limited dated June 29, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.16(+) Reuters Service Contract with Momentum Internet Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.17(+)  Online  Stock  Trading  Agreement  between  Swiftrade,  Inc.  and
          WdoT.rade Inc. dated July 1, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.18(+) Lease Agreement between the Company and Propco L.P. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.19(+)   Addendum   to  Lease   between   the  Company  and  Propco  L.P.
          (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.20(+) Tenancy  Agreement  between Momentum  Associates  Limited and Hong
          Kong Finance Property Company Limited dated December 1, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.21(+) Contract of Lease between Rebecca A. Ynares and Momentum  Internet
          (Philippines) Inc. dated December 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.22(+) First Amendment to Contract of Lease between Rebecca A. Ynares and
          Momentum Internet (Philippines) Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.23(+)  Contract  of  Lease  between  Philippine   International  Trading
          Corporation and Momentum Internet (Philippines) Inc. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.24(+) Sublease  Agreement  between Philexcel  Textiles  Incorporated and
          Momentum Asia, Inc. (formerly New Age Publications, Inc.) (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.25(+) Amended Sublease Agreement between Philexcel Textiles Incorporated and Momentum Asia, Inc. (formerly New Age Publications, Inc.) (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.26(+) Lease Agreement between EsNET Properties L.C. and Online Investors
          Advantage, Inc., dated May 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.27(+) Lease  Agreement  between  Dc Mason  Ltd.,  and  Online  Investors
          Advantage, Inc., dated October 7, 1998. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.28(+) Lease  Agreement  between  Gordon  Jacobson  and Online  Investors
          Advantage, Inc., dated June 22, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.29(+)  Employment  Agreement  and Stock  Option  between the Company and
          Allen D. Hardman dated July 1, 1997. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.30(+) Amendment to Employment Agreement between the Company and Allen D.
          Hardman. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.31(+) Non-Qualified Stock Option Agreement between the Company and Allen
          D. Hardman. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.32(+) Agreement  between  Momentum  Associates  Limited and Peter Graham
          Daley. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.33(+)  Agreement  between  Momentum  Associates  Limited  and Anthony L.
          Tobin. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.34(+) Agreement between Momentum Internet Inc., and Crossbow Consultants
          Limited. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.35(+) Agreement between Asia4sale.com Ltd., and Momentum Internet Inc., dated March 25, 1999. (Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed September 16, 1999, Commission File No. 000-27349)

     10.36(+) Consulting Agreement dated January 1, 2000 between the Company and
          Netgenesis Strategic Internet Marketing, Ltd.

     10.37(+) Client  Service  Agreement  dated  January  14,  2000  between the
          Company and Continental Capital & Equity Corporation.

     10.38(+) Common Stock  Purchase  Warrant  issued to  Continental  Capital &
          Equity Corporation.

     10.39(+) Registration  Rights Agreement between the Company and Continental
          Capital & Equity Corporation.

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

     10.50(+) Share Purchase Agreement dated August 22, 2000 (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 22, 2000).

     16.1(+) Letter of HJ &  Associates,  LLC,  dated  October 9,  2000,  to the
          Securities and Exchange Commission (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 3, 2000).

     21(+)(+) Subsidiaries of the Registrant

     24(+) Power of Attorney

     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these exhibits.

     (+)      Previously filed.
     (++)     Filed herewith.

     (b) Reports on Form 8-K.

     On October 3, 2000, the Company filed a Current Report on Form 8-K reporting under Item 2, the acquisition of Seminar Marketing Group, Inc.

     On October 10, 2000, the Company filed a Current Report on Form 8-K reporting under Item 4, the change of the Company's independent public accountants from HJ & Associates LLC, to BDO Seidman, LLP,, effective as of Oxctober 3, 2000.

     On October 18, 2000, the Company filed a Current Report on Form 8-K reporting under Item 2, the acquisition of Memory Improvement Systems, Inc.

     On October 27, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5, the settlement of the pending litigation between the Company and all presently pending litigation in the case ZIASUN TECHNOLOGIES, INC. V. FLOYD D. SCHNEIDER, ET AL., United States District Court, Western District of Washington, C99-1025, and JOAKIMIDIS V. CRAGUN, ET AL., Superior Court of California, County of San Diego, Case No. 730826.

     On November 20, 2000, the Company filed a Current Report on Form 8-K reporting under Item 5, the results of the Annual Meeting of shareholders held on November 3, 2000.

     There were no other reports on Form 8-K filed during the fourth quarter of 2000 covered by this report.

                                  EXHIBIT INDEX
                                  -------------

     The following Exhibit Index sets forth the Exhibit attached hereto

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


                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation


Dated: April 17, 2001                            /S/ D. Scott Elder
                                                 -------------------------------
                                                 By: D. Scott Elder
                                                 Its: Chairman of the Board and
                                                 Chief Executive Officer


Dated: April 17, 2001                            /S/ Allen D. Hardman
                                                 -------------------------------
                                                 By: Allen D. Hardman
                                                 Its: President and COO



Dated: April 17, 2001                            /S/ Ross W. Jardine
                                                 -------------------------------
                                                 By: Ross W. Jardine
                                                 Its: Vice President and
                                                 Chief Financial Officer