Form 10-Q
period 2001-03-31
ZIASUN TECHNOLOGIES INC
filed 2001-05-15
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended: March 31, 2001; or

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period _________ to __________

         Commission File Number: 0-27349

                            ZIASUN TECHNOLOGIES, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                             84-1376402
         ----------------------                            -------------
         (State or other Jurisdiction of                  (IRS Employer
         Incorporation or Organization)                    Identification No.)


         462 Stevens Avenue, Suite 106, Solana Beach, California     92075
         ----------------------------------------------             --------
         (Address of principal executive offices)                   (Zip Code)


                                 (858) 350-4060
                    -----------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 2001, there were 32,698,669 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

                                     PART I
                                     ------

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position for the quarters ended March 31, 2001 and 2000, have been made. The results of operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                          Index to Financial Statements

                                                                       Page
                                                                       ----
Balance Sheets .......................................................    3
Statements of Operations .............................................    5
Statements of Stockholders' Equity ...................................    7
Statements of Cash Flows .............................................    9
Notes to the Financial Statements ....................................   11

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                     December 31,     March 31,
                                                         2000           2001
                                                     ----------------------------
                                                           (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                          $ 3,851,897     $ 3,734,150
   Trade receivables                                     954,848       1,208,151
   Inventory                                              -                2,797
   Prepaid income taxes                                   -              193,183
   Prepaid expenses                                      265,618         271,144
                                                     ------------    ------------

     Total Current Assets                              5,072,363       5,409,425
                                                     ------------    ------------

EQUIPMENT

   Machinery and equipment                               288,905         281,438
   Office equipment                                      169,663         173,939
   Leasehold improvements                                 76,681          76,681
                                                     ------------    ------------
                                                         535,249         532,058
   Less: accumulated depreciation                       (171,585)       (188,024)
                                                     ------------    ------------

     Total Equipment                                     363,664         344,034
                                                     ------------    ------------

OTHER ASSETS

   Deffered acquisition costs                             -             453,871
   Equity investment                                   6,055,000       6,348,002
   Net assets of discontinued operations                 403,915         264,117
   Goodwill - net of accumulated amortization of
    $3,849,826 and $4,979,622                         35,802,447      34,672,651
   Receivables - related parties                          -                5,000
   Other assets                                           16,048          16,048
                                                     ------------    ------------

     Total Other Assets                               42,277,410      41,759,689
                                                     ------------    ------------

     TOTAL ASSETS                                    $47,713,437     $47,513,148
                                                     ============    ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     December 31,     March 31,
                                                         2000            2001
                                                     ------------    ------------
                                                                      (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses             $ 1,855,544     $ 2,381,640
   Income tax payable                                     26,958          -
   Sales tax payable                                   3,004,914       3,461,902
   GST payable                                           112,841         137,757
   Deferred income                                        -               11,980
                                                     ------------    ------------

     Total Current Liabilities                         5,000,257       5,993,279
                                                     ------------    ------------

     Total Liabilities                                 5,000,257       5,993,279
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

   Shares subject to rescission                          613,830         613,830
   Minority interest                                       -              25,000

STOCKHOLDERS' EQUITY

Common stock: 250,000 shares authorized of $0.001
 par value, 32,675,330 shares issued and 32,314,630
 outstanding at December 31, 2000, 32,391,330 shares
 issued and 32,328,130 outstanding, at March 31, 2001.    32,675          32,391
 Additional paid-in capital                          116,909,372     116,154,273
 Treasury stock, 360,700 and 63,200                     (799,538)        (34,030)
 shares, respectively Deferred compensation              (36,097)        (31,585)
 Accumulated deficit                                 (74,007,062)    (75,240,010)
                                                     ------------    ------------

     Total Stockholders' Equity                       42,099,350      40,881,039
                                                     -----------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $47,713,437     $47,513,148
                                                     ============    ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                     ----------------------------
                                                        2000             2001
                                                     ------------    ------------
SALES, NET                                           $12,913,912     $14,233,321
COST OF GOODS SOLD                                     7,296,797       9,657,959
                                                     ------------    ------------

   Gross Margin                                        5,617,115       4,575,362
                                                     ------------    ------------

OPERATING EXPENSES

   Depreciation and amortization expense                 157,858       1,161,984
   Bad debt expense                                       15,000         -
   General and administrative                          2,255,655       4,236,680
                                                     ------------    ------------

     Total Operating Expenses                          2,428,513       5,398,664
                                                     ------------    ------------

     Gain (Loss) from Operations                       3,188,602        (823,302)
                                                     ------------    ------------

OTHER INCOME (EXPENSE)

   Other income (expense)                                  5,022          -
   Loss on equity investments                             -             (204,498)
   Interest expense                                       -              (75,123)
   Interest and dividend income                           70,947          23,769
   Gain (loss) on disposal of assets                      17,834           9,003
                                                     ------------    ------------

     Total Other Income (Expense)                         93,803        (246,849)
                                                     ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                      3,282,405      (1,070,151)

INCOME TAXES                                           1,555,542          23,000
                                                     ------------    ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                                            1,762,863      (1,093,151)
                                                     ------------    ------------

DISCONTINUED OPERATIONS

   Discontinued Operations                               250,012        (139,797)
   Gain (Loss on) Disposal of Discontinued
    Operations                                            -               -
                                                     ------------    ------------

NET INCOME (LOSS)                                    $ 1,976,875     $(1,232,948)
                                                     ============    ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                     ----------------------------
                                                         2000           2001
                                                     ------------    ------------

INCOME (LOSS) PER COMMON SHARE

BASIC WEIGHTED AVERAGE COMMON
 SHARES                                               22,219,418      32,314,780

NET INCOME (LOSS) PER SHARE COMMON SHARE

   Continued Operations                              $      0.08     $     (0.04)
   Discontinued Operations                                  0.01         -
                                                     ------------    ------------

BASIC NET INCOME (LOSS) PER COMMON
 SHARE                                               $      0.09     $     (0.04)
                                                     ============    ============

DILUTED WEIGHTED AVERAGE COMMON
 SHARES                                                22,269,148     32,314,780

DILUTED NET INCOME (LOSS) PER COMMON
 SHARE

   Continued Operations                              $      0.08     $     (0.04)
   Discontinued Operations                                  0.01         -
                                                     ------------    ------------

DILUTED NET INCOME (LOSS) PER COMMON
 SHARE                                               $      0.09     $     (0.04)
                                                     ============    ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                                Other
                                   Common Stock        Additional                Com-     Deferred
                              ----------------------    Paid-in    Treasury   prehensive    Com-      Accumulated
                                Shares       Amount     Capital     Stock       Income    pensation     Deficit         Total
                              ----------------------  ----------- ----------  ----------  ----------  -------------  ------------
Balance, December 31, 1999    22,205,018  $  22,205  $12,504,547  $ (34,030)  $  54,230   $ (30,000)  $  3,219,275   $15,736,227

Exercise of stock                 50,000         50       99,950      -          -           -           -               100,000
options

Earn out agreement
 of Online Investors,          9,820,152      9,820  100,567,674      -          -           -           -           100,577,494
Advantage, Inc.

Common stock issued              101,660        101      843,120      -          -           -           -               843,321
for services

Sale of Momentum
 Internet, Inc. Subsidiary     (725,000)       (725)       -           -          -           -           -                 (725)

Discontinuance
of foreign subsidiaries           -           -            -           -        (54,230)      -           -              (54,230)

Amortization of                   -           -            -           -          -          43,752       -               43,752
deferred compensation

Deferred compensation             -           -           49,849       -          -         (49,849)      -               -

Common stock issued
 for related party debt          103,500        104      689,896       -          -           -           -              690,000

Acquisition of                 1,120,000      1,120    2,074,350       -          -           -           -            2,075,370
subsidiaries

Warrant grant                     -           -           70,935       -          -           -           -               70,935

Options granted                   -           -            9,051       -          -           -           -                9,051
for services

Repurchase of
common stock by                   -           -           -        (765,508)      -           -           -             (765,508)
the Company

Loss for the year
ended December 31, 2000           -           -           -            -          -           -        (77,226,337)  (77,226,337)
                              ----------  ---------- ------------ ----------  ----------  ----------  -------------  ------------
Balance,
 December 31, 2000            32,675,330  $  32,675  $116,909,372 $(799,538)  $   -       $ (36,097)  $(74,007,062)  $ 42,099,350
                              ----------  ---------- ------------ ----------  ----------  ----------  -------------  ------------


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                Other
                                   Common Stock        Additional                Com-     Deferred
                              ----------------------    Paid-in    Treasury   prehensive    Com-      Accumulated
                                Shares       Amount     Capital     Stock       Income    pensation     Deficit         Total
                              ----------------------  ----------- ----------  ----------  ----------  -------------  ------------
Balance,
 December 31, 2000            32,675,330  $  32,675  $116,909,372 $(799,538)  $   -       $ (36,097)  $(74,007,062)  $42,099,350

Amortization of deferred
 compensation                     -            -           -          -           -           4,512        -               4,512

Common stock issued for
 services                        13,500          14       10,111      -           -           -            -              10,125

Treasury stock retired         (297,500)       (298)    (765,210)   765,508       -           -            -              -

Loss for the three months
 ended March 31, 2001             -           -           -           -           -           -         (1,232,948)   (1,232,948)
                              ----------  ---------- ------------ ----------  ----------  ----------  -------------  ------------
Balance,
 March 31, 2001               32,391,330  $  32,391  $116,154,273 $ (34,030)  $   -       $ (31,585)  $(75,240,010)  $40,881,039
                              ==========  ========== ============ ==========  ==========  ==========  =============  ============


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the three months ended
                                                                          March 31,
                                                                  ---------------------------
                                                                     2000           2001
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                   $ 1,726,863    $(1,093,151)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Common stock for services                                         -              10,125
     Depreciation and amortization                                    157,858      1,161,984
     Allowance for bad debt                                            15,000          -
     Loss on equity investment                                         -             204,498
     Gain on disposal of assets                                        -              (9,003)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       (45,657)      (253,304)
     (Increase) decrease in prepaid income taxes                       -            (193,183)
     (Increase) decrease in prepaids                                 (356,195)        (5,525)
     (Increase) in related party, receivables                         (32,002)        (5,000)
     (Increase) in inventory                                           -              (2,797)
     Increase (decrease) in other assets                               98,637         -
     Increase (decrease) in accounts payable and
      accrued expenses                                                862,790        526,633
     Increase (decrease) in income taxes payable                    1,028,544        (26,958)
     Increase (decrease) in deferred income                            62,995         11,445
     (Increase) decrease in sales and GST tax payable                 743,898        481,905
                                                                  ------------   ------------

       Net Cash Provided by (Used In) Continuing
        Operating Activities                                        4,262,731        807,669
       Net Cash Provided by Discontinued
        Operations                                                    557,875         -
                                                                  ------------   ------------

       Net Cash Provided by Operating Activities                    4,820,606        807,669
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of deferred acquisition costs                               -            (453,871)
   Cash acquired in purchase of subsidiaries                           -              25,000
   Proceeds from exercise of stock options                             25,000         -
                                                                  ------------   ------------

   Purchase of equity investment                                      (50,000)      (497,500)
   Sale of property and equipment                                      -              28,015
   Purchases of property and equipment                                (39,222)       (27,060)
                                                                  ------------   ------------

       Net Cash Provided by Investing Activities                      (89,222)      (925,416)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Net Cash Provided by Financing Activities                  $    25,000    $      - -
                                                                  ------------   ------------

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                                  ---------------------------
                                                                      2000          2001
                                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH                                   $ 4,756,384    $  (117,747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                             9,283,310      3,851,897
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                        $14,039,694    $ 3,734,150
                                                                  ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                       $    -         $    -
   Income taxes                                                   $   251,587    $   243,141

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                      $100,577,494   $    -
   Conversion of note payable related party to
    common stock                                                  $   690,000    $    -

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUBSEQUENT EVENTS

     Modification to MKZ Venture Fund Agreement.
     ------------------------------------------

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

     Default of Operating Agreement by MKZ
     -------------------------------------

     On April 20, 2001, MVA, MKZ, McKenna Enterprises ("MKE") and the Company entered into a letter agreement under which MVA waived the breach of the operating agreement and extended the time in which MKZ had to complete its capital commitment of $2.4 million. Under the terms of the April 20, 2001 letter agreement $250,000 was paid immediately from cash transferred to MKZ, $750,000 was paid by MKZ in the form of cash held in the MKZ accounts and 318,339 shares of the Company's common stock held by Geoffrey Mott of MKE. MKE further provided a surety to MVA and guaranteed the difference between the realized cash value from the sale of the 318,339 shares of ZiaSun and $386,000. MKZ, MKE and ZiaSun have until June 15, 2001 in order to complete the payment of the balance of $1.4 million in cash or through the sale of up to $2.4 million of the interest of MKZ in MVA, but not less than $1.4 million of said interest, in order to satisfy the capital commitment. The only outstanding obligations of the Company and MKZ with respect to MVA is the contribution of said $1.4 million.

     Merger Agreement with Telescan, Inc.
     ------------------------------------

     On May 3, 2001, the Company and Telescan, Inc., a Delaware Corporation ("Telescan") entered into an Agreement and Plan of Merger (the "Merger
     Agreement"), whereby Telescan and the Company agreed to engage in a business combination (the "Merger") that results in each becoming a wholly owned subsidiary of a new corporation, INVESTools, Inc. ("INVESTools"), to be organized under the laws of the State of Delaware.

     As a result of the Merger, each issued and outstanding share of the Company's common stock, are to be converted into the right to receive one share of INVESTools common stock, par value $0.01 per share ("INVESTools common stock"). Each issued and outstanding share of Telescan common stock, par value of $0.01 per share, shall be converted into the right to receive
     0.56486 shares of INVESTools common stock, while each issued and outstanding share of Telescan 5% Series B Convertible Stock, par value of $0.01 per share, shall be converted into and become one share of INVESTools 5% Convertible Preferred Stock, par value $0.01 per share. The merger is expected to result in the Company's shareholders owing approximately 75% of INVESTools. The Company has capitalized $453,871 of costs associated with the merger.

     The closing of the Merger is subject to certain conditions, including the approval of the stockholders of Telescan and the Company.

     Sale of Momentum Asia, Inc.
     --------------------------

     On May 10, 2001 the Company consummated the sale of all shares of its subsidiary, Momentum Asia, Inc., to Momentum Media, Ltd. The Company acquired Momentum Asia on October 5, 1998, in a stock-for-stock exchange. Under the terms of the agreement with Momentum Media, Momentum Media acquired all of the issued and outstanding shares of Momentum Asia held and owned by the Company, in consideration of 200,000 restricted shares of ZiaSun, owned and held by Momentum Media which shares have been canceled. MAI further agreed to transfer all shares of the Registrant that MIA owned, which shares have been canceled, and the Company paid Momentum Asia $50,000 to provide Momentum Asia working capital.

NOTE 3 - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing basis earnings per share. The number of shares using in the calculation for the quarters March 31, 2001 and 2000.

                                                                  For the three months ended
                                                                            March 31,
                                                                  ---------------------------
                                                                     2000           2001
                                                                  ------------   ------------

Net earnings (loss) available to
 common shareholders                                              $ 1,976,875    $(1,232,948)
                                                                  ---------------------------


Average number of common shares
used in basic EPS                                                  22,219,418     32,314,780
                                                                  ---------------------------

The Company incurred a net loss from continuing operations for the quarter ended March 31, 2001. Accordingly, the effect of dilutive securities are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                   For the three months ended
                                                                           March 31,
                                                                  ---------------------------
                                                                      2000          2001
                                                                  ------------   ------------
Net earnings available to common
shareholders used in basic EPS                                      1,976,875     (1,232,948)
                                                                  ---------------------------

Average number of common shares
  used in basic EPS                                                22,219,418     32,314,780

Stock options                                                          50,000              -

Average number of common shares and
dilutive potential common stock used
in diluted EPS                                                     22,269,418     32,364,780
                                                                  ---------------------------

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


NOTE 4 - RELATED PARTY TRANSACTIONS

In March 2001, the Company formed a 75% owned subsidiary. The subsidiary is a Singapore corporation which markets and manages its operations in the Asian rim, primarily Singapore and Malaysia. The minority interest represents the capital contribution by the minority shareholders of $25,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued operations
-----------------------

     At its board meeting on March 22, 2001, the Board of Directors adopted a plan to discontinue its foreign operations which are unrelated to OIA. The foreign subsidiaries are small in comparison to the U.S. operations and are difficult to manage at a long distance. The intent of management is to either resell the foreign operations to the parties which originally sold the foreign subsidiaries to the Company, or to seek third-party purchasers. In May, 2001 the Company completed the sale of MAI in exchange for 266,800 shares of its common stock and has entered into negotiations for the sale of APT and API. Accordingly the Company's financial statements and the related management's discussion and analysis, have been restated to present the continuing operations which are the operations of OIA. The net assets of the discontinued operations are shown as a separate line item in the other assets section of the Company's balance sheets.

March 31, 2001 and December 31, 2000
------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's current assets at December 31, 2000 were $5,072,363 compared to $5,409,425 at March 31, 2001. The Company's current liabilities were $5,000,257 and $5,993,279 for the same periods respectively. This represents a decrease in the Company's working capital from $72,106 to $(583,854). This decrease occurred even though the Company generated $807,669 from operating activities. The decrease was the largely the result of the Company's investment of $497,500 in equity investments through the MVA/MKZ equity fund and payment of $453,871 of deferred acquisition costs.. Another material cause of the decrease was the accrual by the Company of sales tax and GST on its foreign and domestic sales. The Company is preparing to negotiate with the various states of the United States to determine what if any sales tax it owes on its video and seminar sales. In the interim the Company has accrued management's estimate of the sales tax liability.

     The Company also holds 5,400,000 shares of Asia4Sale restricted stock. The Company no longer intends to register and or to issue the 1,600,000 shares of this stock to its shareholders in a dividend. The Company intends to free the shares up for sale in accordance with rule 144. However, because the shares of Asia4Sale are thinly traded and the shares remain restricted due to rule 144 no value has been recorded in the March 31, 2001 financial statements for these shares.

     During the quarter ended March 31, 2001, the Company paid $251,587 in income taxes. Trade receivables increased by $253,304, accounts payable and accrued expenses increased by $526,633 and cash decreased by $117,747 as a result of these uses of Company resources.

     At March 31, 2001 the Company has no long-term debt. The Company has sufficient cash flow from its continuing operations to meet its current obligations. The Company anticipates continued positive cash flow during the next twelve months. Management intends to invest its cash flow in marketing and to seek mergers with or acquisition of companies that will contribute in a positive way to its operating strategy. The Company has budgeted $1,000,000 for such acquisition efforts in 2001. Of the amount budgeted $453,871 has been spent through March 31, 2001 in connection with the planned merger with Telescan.

     In the second half of 2000 and the first quarter of 2001, the stock market has had a significant down turn in the United States. The Company is uncertain if this down turn will have a lasting effect on the demand for its services and products. To date, sales have continued to grow when compared on a quarterly basis to the prior year. Also, several new seminar companies have entered the market place. Some of these companies have hired former employees of the Company. The Company is uncertain as to the extent of of competition it will have with these companies.

Results of operations
---------------------

     The Company has restated its March 31, 2000 statement of operations to reflect its foreign subsidiaries as discontinued operations. Accordingly its operations for 2000 and 2001 relate solely to OIA and its corporate overhead.

     The Company's sales increased by $1,319,409 from 2000 to 2001. This is an increase of 10%. The Company's gross margin was 43% of sales in 2000 compared to 32% in 2001. This decrease in gross margin was due to the higher cost of seminars in 2001 than 2000. The Company's cost of seminars is higher because the average attendance at the seminars has declined from approximately 60 attendees per seminar in 2000 to approximately 45 per seminar in 2001. The Company provides the same quality of meeting facilities and speakers no matter what the attendance may be at its seminars. Management attributes the average attendance decrease to the overall decline in the stock market.

     The Company recorded an increase in its depreciation and amortization expense in 2001 of $1,004,126. The increase was due to the amortization of the additional goodwill recorded on the OIA earn out. The amortization is computed on the net goodwill carried on the Company's books after it recorded an impairment of the goodwill in the fourth quarter of 2000. The impairment of $71,755,840 was computed using management's best estimate of the future cash flows from its OIA subsidiary. The estimate is based upon the recent down turn in the stock market which has affected the Company's sales of internet investment seminars.

     General and administrative (G & A) expenses increased by $1,981,025 from 2000 to 2001. G & A was 30% of sales in 2001 compared to 17% in 2000.

     The Company's sales are directly related to the amount of marketing it performs. The Company continues to budget significant dollars for advertising its seminars. As the Company expands overseas the advertising costs increase. Marketing costs increased during the first quarter of 2001 in comparison to the first quarter of 2000. The Company has found that the cost for each foreign attendee is higher than for each North American attendee. This is due to in large part to higher travel costs. However, the market abroad is large and management believes that the gross margin is sufficient to justify the expenditures.

     The Company's income tax for 2000 was $1,555,542 compared to $23,000 for 2001. The Company showed a loss from continuing operations before income taxes for 2001 of $1,070,151 compared to income of $3,282,405 in 2000. However, because the amortization of goodwill is not deductible for taxes, the Company still incurred income tax expense.

     The Company recorded a loss from discontinued operations of $139,797 in 2001 compared to income of $250,012 in 2000. These discontinued operations were in the Philippines and Hong Kong. The Company's principle operations are headquartered in the United States. Management believes that it was in the best interest of the Company to sell these operations so that it could focus its time and resources on its profitable enterprises. Also with the down turn in the Asian-rim economies and especially in the Philippines, what were once profitable subsidiaries no longer provided positive cash flow to the Company by the end of 2000. However, the Company's new subsidiary, OIA-Asia has been highly successful in generating sales in Singapore and Malaysia. OIA-Asia had sales of $523,196 in March of 2001 which was its first month in operation.

CAUTIONARY FORWARD - LOOKING STATEMENT

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings, and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing, which could impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     Competition.
     -----------

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

     Volatile Market for Common Stock.
     --------------------------------

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

     Dependence on Key Employees.
     ---------------------------

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

     Unascertainable Risks Associated With Potential Future Acquired Businesses.
     --------------------------------------------------------------------------

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

     Risks Associated With Acquisitions and Strategic Relationships.
     --------------------------------------------------------------

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

     Conflicts of Interest; Related Party Transactions.
     -------------------------------------------------

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

     Risks Associated With Systems Failures.
     --------------------------------------

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

     Risks Associated With Significant Fluctuations In Quarterly Operating Results.
-----------------------------------------------------------------------------

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

     Risks Associated With the Securities Industry; Concentration of Services.
     ------------------------------------------------------------------------

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

     Risks Associated With Delays in Introduction of New Services and Products.
     -------------------------------------------------------------------------

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

     Risks Associated With Dependence on Intellectual Property Rights.
     ----------------------------------------------------------------

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

     Risks Associated with Infringement.
     ----------------------------------

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

     Risks Associated With Entering New Markets.
     ------------------------------------------

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

     Risks Associated With International Strategy.
     --------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company's exposure to interest rates changes is not considered to be material to the Company. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

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

     A downturn in the equity markets could cause a reduction in revenue since the number of subscribers tends to increase in an upward market. This downturn could have an adverse effect on the Company's financial position and results of operations; however, the Company believes that the effect of such adverse conditions would be minimized by its alliances with third parties, which in some cases provide for guaranteed minimum payments.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

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

     ZiaSun Technologies, Inc. V. Continental Capital & Equity, Inc.
     --------------------------------------------------------------

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

     Suntrust Banks, Inc. V. Online Investors Advantage, Inc.
     -------------------------------------------------------

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

     Settlement of OIA V. Wall Street Mentors, Inc. et. al.
     -----------------------------------------------------

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

     Scott Bowen v. ZiaSun Technologies, Inc.
     ---------------------------------------

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

     Philippine Bureau Of Internal Revenue.
     -------------------------------------

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

Item 5.  Other Information.

     Rescission of Acquisition of Seminar Marketing Group, Inc.
     ---------------------------------------------------------

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

SUBSEQUENT EVENTS
-----------------

     Modification to MKZ Venture Fund Agreement.
     ------------------------------------------

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

     Default of Operating Agreement by MKZ
     -------------------------------------

     On April 20, 2001, MVA, MKZ, McKenna Enterprises ("MKE") and the Company entered into a letter agreement under which MVA waived the breach of the operating agreement and extended the time in which MKZ had to complete its capital commitment of $2.4 million. Under the terms of the April 20, 2001 letter agreement $250,000 was paid immediately from cash transferred to MKZ, $750,000 was paid by MKZ in the form of cash held in the MKZ accounts and 318,339 shares of the Company's common stock held by Geoffrey Mott of MKE. MKE further provided a surety to MVA and guaranteed the difference between the realized cash value from the sale of the 318,339 shares of ZiaSun and $386,000. MKZ, MKE and ZiaSun have until June 15, 2001 in order to complete the payment of the balance of $1.4 million in cash or through the sale of up to $2.4 million of the interest of MKZ in MVA, but not less than $1.4 million of said interest, in order to satisfy the capital commitment. The only outstanding obligations of the Company and MKZ with respect to MVA is the contribution of said $1.4 million.

     Adjust to OIA Acquisition Earn out.
     ----------------------------------

     Due to the accrual of a liability for sales taxes payable by OIA, the Company and the former owners of OIA have determined that an adjustment of the shares received by the former owners of OIA pursuant to the provisions for Earn Out, as provided for in the acquisition agreement between the Company and the former owners of OIA, may be required. As of the date of this report, no determination has been made as to the amount and nature of such an adjustment, if any.

     Merger Agreement with Telescan, Inc.
     -----------------------------------

     On May 3, 2001, the Company and Telescan, Inc., a Delaware corporation ("Telescan") entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby Telescan and ZiaSun shall engage in a business combination (the "Merger") that results in each becoming a wholly owned subsidiary of a new corporation, INVESTools Inc ("INVESTools"), to be organized under the laws of the State of Delaware.

     As a result of the Merger, each issued and outstanding share of ZiaSun common stock, par value $0.001 per share, shall be converted into the right to receive one share of INVESTools Common Stock, par value $0.01 per share ("INVESTools Common Stock"). Each issued and outstanding share of Telescan common stock, par value $0.01 per share, shall be converted into the right to receive 0.56486 shares of INVESTools common stock; while each issued and outstanding share of Telescan 5% Series B Convertible Preferred Stock, par value $0.01 per share, shall be converted into and become one share of INVESTools 5% Convertible Preferred Stock, par value $0.01 per share. The closing of the Merger is subject to certain conditions, including the approval of the stockholders of Telescan and ZiaSun.

     Sale of Momentum Asia, Inc.
     --------------------------

     On May 10, 2001 the Company consummated the sale of all shares of its subsidiary, Momentum Asia, Inc., to Momentum Media, Ltd. The Company acquired Momentum Asia on October 5, 1998, in a stock-for-stock exchange. Under the terms of the agreement with Momentum Media, Momentum Media acquired all of the issued and outstanding shares of Momentum Asia held and owned by the Company, in consideration of 200,000 restricted shares of ZiaSun, owned and held by Momentum Media which shares have been canceled. MAI further agreed to transfer all shares of the Registrant that MIA owned, which shares have been canceled, and the Company paid Momentum Asia $50,000 to provide Momentum Asia working capital.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

     Exhibit
     Number   Description
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

     2.7(+)  Agreement  and Plan of  Merger,  dated as of May 3,  2001,  between
          ZiaSun Technologies, Inc. and Telescan, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 14, 2001).

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

     99.1(+) Voting Agreement, dated as of May 3, 2001, by and between Telescan,
          Inc.  and  Scott   Harris.   (Incorporated   by  reference   from  the
          Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.2(+) Voting Agreement, dated as of May 3, 2001, by and between Telescan,
          Inc.  and  David  W.  McCoy.   (Incorporated  by  reference  from  the
          Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.3(+) Voting Agreement, dated as of May 3, 2001, by and between Telescan,
          Inc.  and  D.  Scott  Elder.   (Incorporated  by  reference  from  the
          Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.4(+) Voting Agreement, dated as of May 3, 2001, by and between Telescan,
          Inc.  and  Ross   Jardine.   (Incorporated   by  reference   from  the
          Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.5(+) Voting Agreement, dated as of May 3, 2001, by and between Telescan,
          Inc. and Momentum Media Ltd. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.6(+) Voting  Agreement,  dated as of May 3,  2001,  by and among  ZiaSun
          Technologies, Inc., NBC-TSCN Holding, Inc. and GE Capital Equity Investments, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.7(+) Voting  Agreement,  dated as of May 3, 2001, by and between  ZiaSun
          Technologies, Inc. and Vulcan Ventures, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 14, 2001).

     99.8(+) Voting  Agreement,  dated as of May 3, 2001, by and between  ZiaSun
          Technologies, Inc. and LJH Corporation. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 14,
          2001).

     99.9(+)  Press   Release   issued  May  3,  2001,   regarding  the  Merger.
          (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 14, 2001).

     21(+) Subsidiaries of the Registrant
     24(+) Power of Attorney

     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these exhibits.

     (+)      Previously filed.
     (++)     Filed herewith.

     (b) Reports on Form 8-K.

     On May 14, 2001, subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K, reporting under Item 5, that the Company on May 3, 2001, had entered into an Agreement and Plan of Merger with Telescan Inc.

     Also on May 14, 2001, subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K, reporting under Item 2, that the Company on April 27, 2001, had entered into a Share Purchase Agreement for the sale of Momentum Asia, Inc.

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

                                             ZIASUN TECHNOLOGIES, INC.
                                             A Nevada Corporation


Dated: May 11, 2001                          /S/ D. Scott Elder
                                             ----------------------------------
                                             By: D. Scott Elder
                                             Its: CEO and Chairman of the Board


Dated: May 14, 2001                          /S/ Allen D. Hardman
                                             ----------------------------------
                                             By: Allen D. Hardman
                                             Its: President and COO


Dated: May 14, 2001                          /S/ Ross W. Jardine
                                             ----------------------------------
                                             By: Ross W. Jardine
                                             Its: Vice President and CFO