Form 10-Q/A
period 2000-03-31
ZIASUN TECHNOLOGIES INC
filed 2001-06-18
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of March 31, 2000, there were 32,153,670 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                    March 31,    December 31,
                                                      2000          1999
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                      $15,734,397    $11,652,505
   Trade receivables, net                           1,067,270      1,145,960
   Interest receivable                                 16,458          8,333
   Inventory                                           16,923         18,239
   Marketable securities                            1,228,276        540,234
   Prepaid expenses                                   433,789        131,772
                                                  ------------   ------------

     Total Current Assets                          18,497,113     13,497,043
                                                  ------------   ------------

EQUIPMENT

   Printing equipment                                 289,443        289,443
   Machinery and equipment                            435,150        393,091
   Office equipment                                   153,734        153,734
   Vehicles                                            17,163         17,163
   Leasehold improvements                             138,841        138,841
   Less: accumulated depreciation                    (253,942)      (197,053)
                                                  ------------   ------------

     Total Equipment                                  780,389        795,219
                                                  ------------   ------------

OTHER ASSETS

   Equity investment                                  241,856        254,195
   Goodwill - net                                 111,234,472      4,667,623
   Receivables - related parties                      360,638         88,679
   Other assets                                       774,649        664,088
                                                  ------------   ------------

     Total Other Assets                           112,611,615      5,674,585
                                                  ------------   ------------

     TOTAL ASSETS                                 $131,889,117   $19,966,847
                                                  ============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                                  March 31,     December 31,
                                                                    2000           1999
                                                                 ------------   ------------
                                                                 (Unaudited)

CURRENT LIABILITIES
   Accounts payable                                              $ 2,003,919    $ 1,382,757
   Related party payable                                           6,000,000        690,000
   Taxes payable                                                   3,933,225      2,083,763
   Deferred income                                                   135,195         74,100
                                                                 ------------   ------------

     Total Current Liabilities                                    12,072,339      4,230,620
                                                                 ------------   ------------

     Total Liabilities                                            12,072,339      4,230,620
                                                                 ------------   ------------

MINORITY INTEREST                                                    800,136         -
                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 32,153,670 and 22,205,018 shares issued and
    outstanding, respectively                                         32,154         22,205
   Additional paid-in capital                                    113,812,092     12,504,547
   Treasury stock, 63,200 shares                                     (34,030)       (34,030)
   Other comprehensive income                                         55,276         54,230
   Deferred compensation                                             (20,000)       (30,000)
   Stock subscription receivable                                     (25,000)        -
   Retained earnings                                               5,196,150      3,219,275
                                                                 ------------   ------------

     Total Stockholders' Equity                                  119,016,642     15,736,227
                                                                 ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $131,889,117   $19,966,847
                                                                 ============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   March 31,     December 31,
                                                     2000            1999
                                                  ------------   ------------
                                                  (Unaudited)
SALES, NET                                        $13,788,520    $   885,871

COST OF GOODS SOLD                                  7,474,414        393,423
                                                  ------------   ------------

   Gross Margin                                     6,314,106        492,448
                                                  ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization expense              195,992         88,784
   Bad debt expense                                    15,000         -
   Consulting fees - related party                     -              30,000
   General and administrative                       2,701,487        500,490
                                                  ------------   ------------

     Total Operating Expenses                       2,912,479        619,274
                                                  ------------   ------------

     Gain (Loss) from Operations                    3,401,627       (126,826)
                                                  ------------   ------------

OTHER INCOME (EXPENSE)

   Loss on equity investments                         (12,339)       (12,339)
   Unrealized gain on marketable securities            45,480        (17,324)
   Rental income                                       -              60,920
   Interest and dividend income                        99,841          5,270
                                                  ------------   ------------

     Total Other Income (Expense)                     132,982         36,527
                                                  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                   3,534,609        (90,299)

INCOME TAXES                                        1,557,734            437
                                                  ------------   ------------

NET INCOME (LOSS)                                   1,976,875        (90,736)
                                                  ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation adjustment              1,046          -
                                                  ------------   ------------

NET COMPREHENSIVE INCOME                          $ 1,977,921    $   (90,736)
                                                  ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      22,219,148     20,930,000
                                                  ============   ============

BASIC INCOME PER SHARE                            $      0.09    $     (0.00)
                                                  ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                22,269,148     21,030,000
                                                  ============   ============

FULLY DILUTED INCOME PER SHARE                    $      0.09    $     (0.00)
                                                  ============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       --------------------  Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1998      20,930,000  $20,930   $8,923,394   $(70,000)  $38,794     $(40,000)  $    -         $(2,744,964)  $6,128,154

Purchase of
ASIA4Sale.com, Ltd.       100,000      100      249,900       -         -            -           -              -           250,000

Purchase of
Online Investors
Advantage, Inc.         1,150,000    1,150    2,873,850       -         -            -           -              -         2,875,000

Exercise of stock
option at $2.00
per share                  25,000       25       49,975       -         -            -           -              -            50,000

Amortization of
deferred compensation        -         -           -          -         -          10,000        -              -            10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                   -         -        407,428     35,970      -            -           -              -           443,398

Adjustment for
forward stock split            18      -           -          -         -            -           -              -              -

Currency translation
adjustment                   -         -           -          -       15,436         -           -              -            15,436

Net income for
the year ended
December 31, 1999            -         -           -          -         -            -           -           5,964,239    5,964,239
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------

Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  100,567,674       -         -            -           -              -       100,577,494

Stock option exercised     25,000       25       49,975       -         -        (25,000)      (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       1,046          -           -              -             1,046

Net income for the
three months ended
March 31, 2000               -         -           -          -         -            -           -           1,976,875    1,976,875
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------

Balance, March
31, 2000               32,153,670  $32,154 $113,812,092    $(34,030) $  55,276    $(20,000)    $(25,000)     $5,196,150 $119,016,642
                       ==========  ======== ===========    ========= ===========  =========  ============   =========== ============

        See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2000           1999
                                                                 ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $ 1,976,875    $   (90,736)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                   195,992         88,784
     Bad debt expense                                                 15,000         -
     Loss on equity investment                                        12,339         12,339
     Unrealized gain on marketable securities                        (45,480)        17,324
     Currency translation adjustment                                   1,046         -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       55,565         19,557
     (Increase) decrease in inventory                                  1,316         50,000
     (Increase) decrease in prepaids                                (302,017)         2,454
     Purchase of marketable securities                              (642,562)        -
     (Increase) decrease other assets                               (110,561)       (65,999)
     Increase (decrease) in accounts payable and
      accrued expenses                                               621,162        (90,508)
     Increase (decrease) in taxes payable                          1,849,462         -
     Increase (decrease) in deferred income                           61,095         -
     (Increase) decrease in receivable - related party receivable   (271,959)       (68,017)
                                                                 ------------   ------------

       Net Cash Provided by (Used In) Operating Activities         3,417,273       (124,802)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                               (42,059)      (161,322)
                                                                 ------------   ------------

       Net Cash Used in Investing Activities                         (42,059)      (161,322)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Minority interest                                                 800,136         -
   Sale of the Company's common stock by a subsidiary                 -             443,398
   Proceeds from borrowings - related parties                      5,310,000         -
   Cash acquired in purchase of subsidiaries                      (5,428,458)       211,757
   Proceeds from exercise of stock options                            25,000         -
                                                                 ------------   ------------

       Net Cash Provided by Financing Activities                 $   706,678    $   655,155
                                                                 ------------   ------------

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                -------------   ------------
NET INCREASE (DECREASE) IN CASH                                 $  4,081,892    $   369,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  11,652,505        517,781
                                                                -------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 15,734,397    $   886,812
                                                                =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                     $    -          $    -
   Income taxes                                                 $    -          $    -

Schedule of Non-Cash Financing Activities:

Purchase of subsidiaries for common stock                       $100,577,494    $ 3,125,000
Issuance of Common stock for related party payable              $    690,000    $    -

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Formerly Bestway U.S.A., Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company with audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

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

NOTE 2 - RESTATED FINANCIAL STATEMENTS

          The Company's financial statements as of and for the three months ended March 31, 2000 have been restated to reflect adjustments made in connection with its audit for the year ended December 31, 2000. A summary of the adjustments is as follows:

          Goodwill reduced to reflect a discount on the value of the shares issued for OIA due to their restriction under Rule 144

                                                                   $  5,008,278
                                                                   =============

          Current liabilities increased by an accrual for sales tax on OIA sales net of the income tax benefit

                                                                   $     55,523
                                                                   =============
          Net sales reduced by the sales tax accrued               $    709,841
                                                                   =============

          Income tax expense reduced to the Company's
          effective tax rate
                                                                   $    654,318
                                                                   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

March 31, 2000 and December 31, 1999

     Changes in Financial Condition
     ------------------------------

     On December 31, 1999 the Company sold Asia4sale to Internet Ventures, Ltd. for $5,000,000 cash and 300,000 shares of Internet Ventures, Ltd. common stock. On March 31, 1999 the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and $400,000 cash. This acquisition was accounted for as a purchase. The acquisition of OIA continues to make a substantial, positive contribution to the financial condition of the Company. The balance of current assets at March 31, 2000 was $18,497,113 compared to a balance of $13,497,043 at December 31,1999. The balances of current liabilities were $12,072,339 and $4,230,620 for the same periods respectively. The resulting current ratio at March 31, 2000 is 1.5:1. The current ratio at December 31, 1999 was 3.2:1.

     The increase of current assets at March 31, 2000 over December 31, 1999 is due primarily to the increase of cash from $11,652,505 to $15,734,397 an increase of $4,081,892, or 35%. This increase is due primarily from positive cash flow generated from the operations of OIA. (See further discussion of income below.)

     Current assets at March 31, 2000 also increased due to an increase in marketable securities from $540,234 at December 31, 1999 to $1,228,276 at March 31, 2000, an increase of $688,042, or 127%. The Company invested a portion of its cash in liquid equity investments. Additionally, prepaid expenses increased from $131,772 to $433,789, an increase of $302,017, or 229%. The increase in prepaid expenses is primarily due to seminar related expenses of OIA. The balance of accounts receivable at March 31, 2000 was $1,067,270. The balance includes OIA's pre-approved seminar payments not yet charged to credit cards of approximately $774,950 and the trade receivables of MAI. A substantial portion of these balances has been collected subsequent to March 31, 2000.

     The balance of current liabilities at March 31, 2000 is $12,072,339 and at December 31, 1999 is $4,230,620. The increase of $7,841,719, or 1854%, is due primarily to the increase in related party payable from $690,000 at December 31, 1999 to $6,000,000 at March 31, 2000. The March 31, 2000 balance of $6,000,000 represents the amount owed to certain shareholders of OIA, as of March 31, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from March 31, 1999 to March 31, 2000. Additionally, these shareholder's will receive 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $106,577,494 and will be amortized over 10 years.

     Current liabilities also increased for the accrual of taxes payable from $2,083,763 at December 31, 1999 to $3,933,225 at March 31, 2000, an increase of
$1,849,462 or 89%, relating to the increased first quarter U.S. earnings of OIA. Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. Accounts payable increased $621,162, or 45%, from $1,382,757 at December 31, 1999 to $2,003,919 at March
31, 2000. The increase is primarily due to OIA, which had a balance of accounts payable of $1,544,044 at March 31, 2000.

     Other assets increased $106,937,030, or 1,884% from $5,674,585 at December 31, 1999 to $112,611,615 at March 31, 2000. The increase is due primarily to the addition of $106,577,494 of goodwill, resulting from the earn out provision of the acquisition agreement of OIA. (See explanation above.) Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The receivable from related party also increased for a $300,000 loan made to an officer of a subsidiary.

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

     Net sales for the three months ended March 31, 2000 were $13,788,520 compared to $885,871 for the same period in 1999, resulting in an increase of $12,902,649, or 1,456%. Cost of goods sold for the quarter ended March 31, 2000 was $7,474,414, or 54% of sales, compared to $393,423, or 44% of sales, for 1999. Gross profit was $6,314,106 or 46% of sales and $492,448, or 56% of sales for the same periods respectively.

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

                                                  ZiaSun Technologies, Inc.


Dated: June 18, 2001                              /S/ D. Scott Elder
                                                  -----------------------------
                                                  By: D. Scott Elder
                                                  Its: Chairman and CEO


Dated: June 18, 2001                              /S/ Ross W. Jardine
                                                  -----------------------------
                                                  By: Ross W. Jardine
                                                  Its: Vice President and CFO


Dated: June 18, 2001                              /S/ Allen D. Hardman
                                                  -----------------------------
                                                  By: Allen D. Hardman
                                                  Its: President & COO

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