Form 10-Q/A
period 2000-06-30
ZIASUN TECHNOLOGIES INC
filed 2001-06-18
CIK 1085705

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of June 30, 2000, there were 32,433,470 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     This Form 10-Q has 32 pages, the Exhibit Index is located at page 28.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                  June 30,      December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                    $  9,312,769   $ 11,652,505
   Trade receivables, net                                          1,423,160      1,145,960
   Interest receivable                                                16,750          8,333
   Inventory                                                          16,923         18,239
   Marketable securities                                             836,157        540,234
   Prepaid expenses                                                  535,206        131,772
                                                                -------------   ------------

     Total Current Assets                                         12,140,965     13,497,043
                                                                -------------   ------------

EQUIPMENT

   Printing equipment                                                293,193        289,443
   Machinery and equipment                                           711,553        393,091
   Office equipment                                                  299,025        153,734
   Vehicles                                                           65,773         17,163
   Leasehold improvements                                            261,830        138,841
   Less: accumulated depreciation                                   (587,367)      (197,053)
                                                                -------------   ------------

     Total Equipment                                               1,044,007        795,219
                                                                -------------   ------------

OTHER ASSETS

   Marketable securities                                             166,413        -
   Equity investment                                                 729,517        254,195
   Goodwill - net                                                110,525,204      4,667,623
   Receivables - related parties                                     879,447         88,679
   Other assets                                                      260,735        664,088
                                                                -------------   ------------

     Total Other Assets                                          112,561,316      5,674,585
                                                                -------------   ------------

     TOTAL ASSETS                                               $ 125,746,288   $ 19,966,847
                                                                =============  =============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                   June 30,     December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                 (Unaudited)

CURRENT LIABILITIES
   Accounts payable                                             $  1,595,542    $ 1,382,757
   Related party payable                                             300,000        690,000
   Taxes payable                                                   3,769,026      2,083,763
   Deferred income                                                    20,300         74,100
   Line of credit                                                    158,988         -
                                                                -------------   ------------

     Total Current Liabilities                                     5,843,856      4,230,620
                                                                -------------   ------------

     Total Liabilities                                             5,843,856      4,230,620
                                                                -------------   ------------

MINORITY INTEREST                                                  1,195,414         -
                                                                -------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 32,433,670 and 22,205,018 shares issued and
    outstanding, respectively                                         32,434         22,205
   Additional paid-in capital                                    115,611,812     12,504,547
   Treasury stock, 63,200 shares                                     (34,030)       (34,030)
   Other comprehensive income                                         57,702         54,230
   Deferred compensation                                             (20,000)       (30,000)
   Stock subscription receivable                                     (25,000)             -
   Retained earnings                                               3,084,100      3,219,275
                                                                -------------   ------------

     Total Stockholders' Equity                                  118,707,018     15,736,227
                                                                -------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $125,746,288    $19,966,847
                                                                =============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2000           1999            2000           1999
                                                 -------------  -------------   ------------   ------------
SALES, NET                                       $ 27,624,531   $  8,916,206    $14,211,390    $ 8,570,320

COST OF GOODS SOLD                                 18,066,291      5,739,953     10,602,377      5,382,530
                                                 -------------  -------------   ------------   ------------

   Gross Margin                                     9,558,240      3,176,253      3,609,013      3,187,790
                                                 -------------  -------------   ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization
    expense                                         2,872,550         99,599      2,784,190         49,800
   Bad debt expense                                    30,000         -              22,790         -
   Consulting fees - related party                     -             111,640         -              81,640
   General and administrative                       3,606,413      1,474,927      1,371,368      1,423,197
                                                 -------------  -------------   ------------   ------------

     Total Operating Expenses                       6,508,963      1,686,166      4,178,348      1,554,637
                                                 -------------  -------------   ------------   ------------

     Gain (Loss) from Operations                    3,049,277      1,490,087       (569,335)     1,633,153
                                                 -------------  -------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Realized gain on marketable
    securities                                        -              399,843         -             427,726
   Loss on equity investments                         (24,678)        (1,760)       (12,339)         -
   Unrealized gain (loss) on marketable
    securities                                       (471,661)        -            (517,141)         -
   Rental income                                      -               71,421         -              10,521
   Interest and dividend income                       170,705        28,996         76,316          26,793
                                                 -------------  -------------   ------------   ------------

     Total Other Income (Expense)                    (325,634)       498,500       (453,164)       465,040
                                                 -------------  -------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                              2,723,643      1,988,587     (1,022,499)     2,098,193

INCOME TAXES                                        2,327,162        896,024        769,428        895,150
                                                 -------------  -------------   ------------   ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                              396,418      1,092,563     (1,791,927)     1,203,043

DISCONTINUED OPERATIONS                              (531,656)       (43,936)      (320,123)       (63,680)
                                                 -------------  -------------   ------------   ------------

NET INCOME (LOSS)                                    (135,175)     1,048,627     (2,112,050)     1,139,363
                                                 -------------  -------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation
    adjustment                                          3,472          3,768          2,426          3,768
                                                 -------------  -------------   ------------   ------------

NET COMPREHENSIVE INCOME
 (LOSS)                                          $   (131,703)  $  1,052,395    $(2,109,624)   $ 1,143,131
                                                 =============  =============   ============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                                   (Unaudited)

                                                    For the Six Months Ended     For the Three Months Ended
                                                          June 30,                        June 30,
                                                 ----------------------------------------------------------
                                                     2000           1999            2000           1999
                                                 -------------  -------------   ------------   ------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,268,927     21,565,417     32,308,670     22,200,833
                                                 =============  =============   ============   ============

   Continuing                                    $       0.02   $       0.05    $     (0.06)   $      0.05
   Discontinued                                         (0.02)         (0.00)         (0.01)         (0.00)
                                                 -------------  -------------   ------------   ------------

BASIC INCOME PER SHARE                           $      (0.00)  $       0.05    $     (0.07)   $      0.05
                                                 =============  =============   ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,268,927     25,488,334     32,308,670     26,227,250
                                                 =============  =============   ============   ============

   Continuing                                    $       0.02   $       0.04    $     (0.06)   $      0.04
   Discontinued                                         (0.02)         (0.00)         (0.01)         (0.00)
                                                 -------------  -------------   ------------   ------------

FULLY DILUTED INCOME PER
 SHARE                                           $      (0.00)  $       0.04    $     (0.07)   $      0.04
                                                 =============  =============   ============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       --------------------  Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1998      20,930,000  $20,930   $8,923,394   $(70,000)  $38,794     $(40,000)  $    -         $(2,744,964)  $6,128,154

Purchase of
ASIA4Sale.com, Ltd.       100,000      100      249,900       -         -            -           -              -           250,000

Purchase of
Online Investors
Advantage, Inc.         1,150,000    1,150    2,873,850       -         -            -           -              -         2,875,000

Exercise of stock
option at $2.00
per share                  25,000       25       49,975       -         -            -           -              -            50,000

Amortization of
deferred compensation        -         -           -          -         -          10,000        -              -            10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                   -         -        407,428     35,970      -            -           -              -           443,398

Adjustment for
forward stock split           18       -           -          -         -            -           -              -              -

Currency translation
adjustment                   -         -           -          -       15,436         -           -              -            15,436

Net income for
the year ended
December 31, 1999            -         -           -          -         -            -           -           5,964,239    5,964,239
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------  ----------
Balance,
December 31, 1999      22,205,018  $ 22,205  $12,504,547   $(34,030)  $ 54,230   $(30,000)   $    -         $3,219,275  $15,736,227
                       ----------  --------  -----------   ---------  --------   ---------   ------------    ----------  ----------

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                                   (Unaudited)

                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       --------------------  Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------

Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  100,567,674       -         -            -           -              -       100,577,494

Purchase of Asia
Internet and Asia
Prepress                  250,000      250    1,499,750       -         -            -           -              -         1,500,000

Common Stock issued
for services               30,000       30      299,970       -         -            -           -              -           300,000

Stock option exercised     25,000       25       49,975       -         -            -         (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       3,472          -           -              -             3,472

Net income for the
six months ended
June 30, 2000                -         -           -          -         -            -           -           (135,175)    (135,175)
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------

Balance,
June 30, 2000          32,433,670  $32,434 $115,611,812    $(34,030) $  57,702    $(20,000)  $  (25,000)     $3,084,100 $118,707,018
                       ==========  ======== ===========    ========= ===========  =========  ============   =========== ===========


     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  For the Six Months Ended
                                                                            June 30,
                                                                ----------------------------
                                                                   2000             1999
                                                                -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $   (135,175)   $ 1,048,627
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                 3,090,506        317,481
     Bad debt expense                                                 37,790        100,000
     Loss on equity investment                                        24,678          1,760
     Unrealized gain on marketable securities                        471,661         -
     Currency translation adjustment                                   3,472          3,768
     Common stock issued for services                                300,000         -
     Minority interest                                                 9,991         -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                     (323,407)       447,264
     (Increase) decrease in inventory                                  1,316         27,104
     (Increase) decrease in prepaids                                (403,434)      (322,800)
     Purchase of marketable securities                              (933,997)         -
     (Increase) decrease other assets                                403,353        236,123
     Increase (decrease) in accounts payable and
      accrued expenses                                               212,785         77,025
     Increase (decrease) in taxes payable                          1,685,263      1,227,965
     Increase (decrease) in deferred income                          (53,800)        56,710
     (Increase) decrease in receivable -                            (790,768)       734,265
      related party receivable                                  -------------   ------------

       Net Cash Provided by (Used In) Operating Activities         3,600,234      3,955,292
                                                                -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                              (500,000)        -
   Purchases of property and equipment                              (369,893)      (360,197)
   Purchase of consolidated subsidiaries                          (5,554,065)        -
                                                                -------------   ------------


       Net Cash Provided by Investing Activities                $ (6,423,958)   $  (360,197)
                                                                -------------   ------------

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)

                                                                  For the Six Months Ended
                                                                         June 30,
                                                                ----------------------------
                                                                   2000             1999
                                                                -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Line of credit                                               $    158,988    $     -
   Sale of the Company's common stock by a subsidiary                 -             443,398
   Proceeds from borrowings - related parties                      6,000,000        690,000
   Cash acquired in purchase of subsidiaries                          -             211,757
   Proceeds from exercise of stock options                            25,000         25,000
   Repayment to related party                                     (5,700,000)         -
                                                                -------------   ------------

       Net Cash Provided by Financing Activities                     483,988      1,370,155
                                                                -------------   ------------

NET INCREASE (DECREASE) IN CASH                                   (2,339,736)     4,965,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  11,652,505        517,781
                                                                -------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  9,312,769    $ 5,483,031
                                                                =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                     $    -          $    -
   Income taxes                                                 $    -          $    -

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                    $101,959,036    $ 3,125,000
   Issuance of common stock for related party payable           $    690,000    $    -

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

NOTE 2 - MATERIAL EVENTS

          On April 21, 2000, in conjunction with the appointment of Allen D. Hardman as the President and CEO of the Company, Mr. Hardman recieved an increase in his annual salary to $200,000. Additionally, Mr. Hardman was granted an option to purchase an additional 50,000 shares of common stock of the Company pursuant to the terms of the Company's 1999 Stock Option Plan.

          The exercise price shall be the closing price as of July 1, 2000, with such grants effective July 1, 2000; said options shall vest and be exercisable immediately and exercisable with regard to the remaining
          50% of said shares as of May 1, 2002; and said options shall be exercisable with regard to the remaining 50% of said shares as of May 1, 2002; and said options shall be exercisable for a period of seven
          (7) years from the date of the grant (i.e. until June 30, 2007).

          On July 3, 2000, pursuant the terms of the Non-qualified Stock Option Agreement of Allen D. Hardman, Mr. Hardman has exercised the third years vested options to purchase 25,000 shares of common stock at the price of two dollars ($2.00) per share.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - MATERIAL EVENTS (Continued)

          At the special meeting of the directors, held in Salt Lake City, Utah on April 21, 2000, the Company agreed that in the event that the Company consummated the agreement between the Company and the McKenna Group, that it would compensate Credico, Inc., a Nevada corporation, owned and controlled by Bryant D. Cragun a member of the advisory board of ZiaSun and Hans Von Meiss, a director of the Company, an aggregate of 100,000 shares, for their efforts and services in locating, negotiating and assisting in the consummation of this such agreement.

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

          Sale of Momentum Internet, Inc. to Vulcan Consultants Limited

          Momentum Internet, Inc., ("MII"), is a wholly-owned subsidiary of ZiaSun, which was acquired on October 5, 1999, from Vulcan Consultants Limited ("Vulcan"), in a stock-for- stock exchange.

          Vulcan has contacted the Company and expressed an interest in acquiring all of the stock of MII from the Company whereby Vulcan would own MII, including all its subsidiaries, websites, business interests of the Company and its shareholders to sell MII back to Vulcan.

          Whereas, the Company has negotiated and reached an agreement with Vulcan whereby Vvulcan will acquire all of the issued and outstanding shares of MII, consisting of one (1) ordinary share, held by the Company, in consideration of 725,000 restricted shares of the Company, owned and held by Vulcan, conditioned upon among other things, that concurrently with the closing sale that (i) Anthony Tobin execute any and all documents, agreements and resolutions which required Mr. Tobin's signatures, (ii) that MII execute any and all required documentation, including the Registrant Name Change Agreement to transfer all rights of ownership and interest in the Company's website "Ziasun.com" for which MII was acting as the Company's website master; and (iii) Swifttrade, a subsidiary of MII, repay the $500,000 it borrowed from MAI, a subsidiary of the Company with $200,000 due and payable on closing and the balance of $300,000 due and payable on or before September 30, 2000, with the payment of said $300,000 being secured by a pledge of the preferred stock of West America Securities which is owned by Swifttrade.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - MATERIAL EVENTS (Continued)

          Acquisition of Seminar Market Group, Inc.
          -----------------------------------------

          Seminar Market Group, Inc., a Utah Corporation (SMG) is a marketing group comprised of various marketing and promotional personnel, consultants, and speakers who provide services to Online Investors Advantage, Inc. ("OIA"), a wholly owned subsidiary of the Company.

          The board of directors of the Company has determined that it is in the interest of the Company and its shareholders to acquire SMG wherein SMG will become a wholly-owned subsidiary of the Company.

          The shareholders of SMG have indicated that they are amiable to an acquisition of SMG in exchange for 770,000 restricted shares of the common stock, $0.001 par value per share of the Company, provided that said shares be subject to piggy back registration rights.

NOTE 3 - RESTATED FINANCIAL STATEMENTS

          The Company's financial statements as of and for the three months and six months ended June 30, 2000 have been restated to reflect adjustments made in connection with its audit for the year ended December 31, 2000. A summary of the adjustments is as follows:

          Goodwill reduced to reflect a discount on the value of the shares issued for OIA due to their restriction under Rule 144

                                                                   $  5,008,278
                                                                   ============

          Current liabilities increased by an accrual for sales tax on OIA sales net of the income tax benefit

                                                                   $    738,293
                                                                   =============

          Net sales reduced by the sales tax accrued               $  1,553,791
                                                                   =============

          Income tax expense reduced to the Company's
          effective tax rate
                                                                   $    823,289
                                                                   =============

          Amortization expense reduced due to lower goodwill       $    128,168
                                                                   =============

          Unrealized gain on marketable securities reduced
          for decline in fair value                                $  3,800,000
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

     The balance of current liabilities at June 30, 2000 is $5,843,856 and at December 31, 1999 is $4,230,620. The increase of $1,613,236 or 38%, is due primarily to an increase in income taxes payable. During the three months ended June 30, 2000 the Company paid $6,000,000 which represents the amount owed to certain shareholders of OIA, as of June 30, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from June 30, 1999 to June 30, 2000. Additionally, these shareholder's received 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $111,585,772 and will be amortized over 10 years.

     Current liabilities increased for the accrual of income taxes payable from $2,083,763 at December 31, 1999 to $3,769,026 at June 30, 2000, an increase of
$1,685,263 or 56%, relating to the increased U.S. earnings of OIA. Momentum Internet is a British Virgin Islands company, Momentum Asia is a Philippine company. These companies are subject to income taxation of the respective countries of their registration. OIA is a Utah corporation, and therefore subject to United States income tax. Accounts payable increased $212,785, or 15%, from $1,382,757 at December 31, 1999 to $1,595,542 at June 30, 2000. The
increase is primarily due to OIA, which had a balance of accounts payable of $1,298,658 at June 30, 2000.

     Other assets increased $106,886,731, or 1,884% from $5,674,585 at December 31, 1999 to $112,561,316 at June 30, 2000. The increase is due primarily to the addition of $106,577,494 of goodwill, resulting from the earn out provision of the acquisition agreement of OIA. (See explanation above.) Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The receivable from related party also increased for a $300,000 loan made to an officer of a subsidiary and a $500,000 loan to a brokerage firm related to Swiftrade.

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

     Sales for the six months ended June 30, 2000 were $27,624,531 compared to $8,916,206 for the same period in 1999, resulting in an increase of $20,262,116, or 227%. Cost of goods sold for the six months ended June 30, 2000 was $18,066,291, or 65% of sales, compared to $5,739,953, or 64% of sales, for 1999.
Gross profit was $9,558,240, or 25% of sales and $3,176,253, or 36% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the six months ended June 30, 2000 includes depreciation of $118,383 and amortization of goodwill of $2,754,167. The Company recorded goodwill for the October, 1998 acquisition of Momentum Asia, the March 31 1999 acquisition of OIA and the May, 2000 acquisition of Asia Prepress. General and administrative expenses were $3,606,413 or 13% of sales, for the six months ended June 30, 2000 and 1,474,927 or 17% of sales for the same period in 1999, resulting in an increase of $2,131,486 or 145%. The increase is due to primarily to the operating expenses of OIA which were not present in the first quarter 1999 numbers.

     Other income decreased from $498,500 in 1999 to ($325,634) in 2000, a decrease of $824,134 or 597%. The decrease is due primarily to the unrealized losses in value of the marketable securities that the Company is holding for investment.

For the three months ended June 30, 2000 and June 30, 1999
----------------------------------------------------------

     The Company's operations for the three months ended June 30, 1999 include Momentum Asia and OIA. The June 30, 2000 operations include Momentum Asia, Asia Prepress and OIA.

     Sales for the three months ended June 30, 2000 were $14,211,390 compared to $8,570,320 for the same period in 1999, resulting in an increase of $5,641,070, or 76%. Cost of goods sold for the three months ended June 30, 2000 was $10,602,377, or 75% of sales, compared to $5,382,530, or 63% of sales, for 1999.
Gross profit was $3,609,013 or 25% of sales and $3,187,790, or 37% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended June 30, 2000 includes depreciation of $61,494 and amortization of goodwill of $2,722,698. General and administrative expenses were $1,371,368 or 10% of sales, for the three months ended June 30, 2000 and $1,423,197 or 17% of sales for the same period in 1999.

     Other income (expense) decreased from $465,040 in 1999 to ($453,164) in 2000, a decrease of $918,204 or 197%. The increase is due primarily to the unrealized losses of $517,141, the Company recognized on the marketable securities it is holding.

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

                                                  ZiaSun Technologies, Inc.


Dated: June 18, 2001                              /S/ D. Scott Elder
                                                  -----------------------------
                                                  By: D. Scott Elder
                                                  Its: Chairman and CEO


Dated: June 18, 2001                              /S/ Ross W. Jardine
                                                  -----------------------------
                                                  By: Ross W. Jardine
                                                  Its: Vice President and CFO


Dated: June 18, 2001                              /S/ Allen D. Hardman
                                                  -----------------------------
                                                  By: Allen D. Hardman
                                                  Its: President & COO

                                  Exhibit 10.47
                                  -------------

                             AMENDMENT TO AGREEMENT

     This Amendment to Agreement (the "Agreement") is effective as of May 31, 2000, and is by and among ZiaSun Technologies, Inc., a Nevada Corporation, (hereinafter referred to as the "ZiaSun"), Online Investors Advantage Incorporation, a Utah corporation ("OIA"), and D. Scott Elder, Ross W. Jardine, David McCoy and Scott Harris, (hereinafter collectively referred to as the "Shareholders").

                                    RECITALS

     A. Whereas, on March 31, 1999, ZiaSun and the Shareholders entered into that certain Acquisition Agreement and Plan of Reorganization (the "Acquisition Agreement') under which ZiaSun would acquire in a stock for stock exchange all of the capital stock of OIA. All of the capital stock of OIA was owned by the Shareholders as of that date.

     B. Whereas, pursuant to the terms of the Acquisition Agreement, in exchange for all of the capital stock of OIA owned by the Shareholders, the Shareholders were to receive total Acquisition Consideration from ZiaSun of:

          (a) Cash in the amount of $400,000 distributed pro rata to the OIA Shareholders; and

          (b) 6,000,000 (post-split adjusted) shares of the previously authorized but unissued unregistered and restricted shares of the Common Stock of ZiaSun based on anticipated earnings of OIA of $2,500,000 for the period from April 1, 1999 through March 31, 2000.

     C. Whereas, pursuant paragraph 1.3 of the Acquisition Agreement, the OIA shareholders received cash of $400,000 and 1,000,000 (post-split adjusted) shares of the Common Stock of ZiaSun at closing on April 7, 1999, with the balance of 5,000,000 (post-split adjusted) shares to be held in escrow pursuant to paragraph 1.4 of the Acquisition Agreement.

     D. Whereas, paragraph 1.5 of the Acquisition Agreement provides for the Calculation of the Actual OIA Earnings and provides that Actual OIA Earnings for the earnings period shall be calculated based on EBITDA determine in accordance with general accepted accounting principals. Actual OIA Earnings shall mean the total gross sales of OIA less the costs of sales, less general administrative expenses before interest, taxes, depreciation and amortization.

     E. Whereas, paragraph 1.6 of the Acquisition Agreement provided that adjustments based on the Actual OIA Earnings shall be made as follows:

          (a) Reduction Adjustment. In the event that the Actual OIA Earnings are less than $2,500,000, then the total number of Escrow Shares shall be reduced on a one share basis for each $1.00 (i.e. 1 share basis for each $0.50 on a post-split adjusted basis) of Actual OIA Earning less than $2,500,000.

          (b) Increase Adjustment. In the event that the Actual OIA Earnings are greater than $2,500,000, then ZiaSun shall issue a such additional shares on the basis of one additional shares for each $1.00 (i.e. 1 share basis for each $0.50 on a post-split adjusted basis) of Actual Online Earning greater than $2,500,000.

     F. Whereas, following the end of the earnings period as provided in the Acquisition Agreement, OIA's audited EBITDA earnings for the period from April 1, 1999 through March 31, 2000 was $10,910,076. Accordingly, pursuant to the terms of the Acquisition Agreement, ZiaSun would owe 21,820,152 (post-split adjusted) shares of its common stock at March 31, 2000 to the Shareholders. The value of these shares at March 31 was $248,204,230 which would have been added to the goodwill on the Company's balance sheet.

     G. Whereas, at the request of the Shareholders and their joint recognition that it would clearly not be in the best interests of ZiaSun to have such a large goodwill burden going forward, the Shareholders inquired if ZiaSun would consider an amendment to the original terms and conditions of the Acquisition Agreement and the earn out. The Shareholders proposed to exchange 12,000,000 of the (post-split adjusted) shares they were to receive pursuant to the terms of the Acquisition Agreement, for $6,000,000 in cash.

     H. Whereas, pursuant to the proposed amendment, the Shareholders would receive $6,000,000 in cash and 9,820,152 (post-split adjusted) shares of ZiaSun's common stock rather than 21,820,152 (post-split adjusted) shares of ZiaSun's common stock.

     I. Whereas, the proposal was reviewed and accepted by ZiaSun on May 9, 2000.

     J. Whereas, ZiaSun and the Shareholders now desire to memorialize the Amendment to the Acquisition Agreement as set forth above.

     NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, ZiaSun and the Shareholders hereby agree as follows:

                                   AGREEMENTS

     1. OIA EBITDA Earnings. ZiaSun and the Shareholders agree that the actual audited OIA EBITDA earnings for the period April 1, 1999 through March 31, 2000 were $10,910,076, which would have resulted in 21,820,152 (post-split adjusted) shares of ZiaSun's common stock being issued to the Shareholders pursuant to the terms of the Acquisition Agreement prior to this amendment.

     2. Amendment to Agreement. The Shareholders and ZiaSun hereby agree that the terms of the Acquisition Agreement are amended and modified to reflect that in lieu of the 21,820,152 (post-split adjusted) shares of ZiaSun common stock which the Shareholders would have received pursuant to the terms of the Acquisition Agreement, the Shareholders shall receive, in addition to the initial consideration received at the closing, as full, complete and final consideration for all of their capital stock of OIA, the following:

          (a) $6,000,000 in cash which, as of the date of this Agreement has been distributed to the Shareholders as follows:

          Shareholder Name                   $   Amount
          -------------------------------------------------
          Ross Jardine                       $2,100,000
          D. Scott Elder                     $2,100,000
          David McCoy                        $  900,000
          Scott Harris                       $  900,000
          -------------------------------------------------
          Total                              $6,000,000

          (b) 9,820,152 shares of unregistered and restricted shares of the Common Stock of ZiaSun, consisting of (i) 2,500,000 shares resulting from the 2-for-1 forward split which have previously been delivered to the Shareholders by the transfer agent, (ii) 2,500,000 (post-split adjusted) shares which are being held in escrow pursuant to paragraph 1.4 of the Acquisition Agreement, and (iii) 4,820,152 restricted shares to be issued and delivered pursuant to section 3(b) below.

     3. Delivery of Shares. Within fifteen (15) days of the execution of this Agreement, ZiaSun shall deliver to the Shareholders the following:

          (a) The 2,500,000 restricted shares of common stock being held in escrow pursuant to paragraph 1.4 of the Acquisition Agreement as follows:


          Shareholder Name                   Shares
          -------------------------------------------------
          Ross Jardine                       875,000
          D. Scott Elder                     875,000
          David McCoy                        375,000
          Scott Harris                       375,000
          -------------------------------------------------
          Total                            2,500,000

          (b) 4,820,152 restricted shares as follows:

          Shareholder Name                   Shares
          -------------------------------------------------
          Ross Jardine                     1,687,053
          D. Scott Elder                   1,687,053
          David McCoy                        723,023
          Scott Harris                       723,023
          -------------------------------------------------
          Total                            4,820,152

     4. All other terms and conditions of the Acquisition Agreement shall remain in full force and effect.

     5. Entire Agreement. This Agreement contain the entire agreement between the parties relating to the subject matter contained in this Agreement. All prior or contemporaneous agreements, representations or warranties, written or oral, between the parties are superseded by this Agreement. This Agreement may not be modified except by written document signed by an authorized representative of each party. In the event that any part of this Agreement is found to be unenforceable, the remainder shall continue in effect, to the extent consistent with the intent of the parties as of the effective date of this Agreement.

     6. No Oral Change. This Agreement and any provision hereof may not be waived, changed, modified or discharged orally, but only by an agreement in writing signed by the party against whom enforcement of any such waiver, change, modification or discharge is sought.

     7. Non-Waiver. The failure of any party to insist in any one or more cases upon the performance of any of the provisions, covenants or conditions of this Agreement or to exercise any option herein contained shall not be construed as a waiver or relinquishment for the future of any such provisions, covenants or conditions. No waiver by any party of one breach by another party shall be construed as a waiver with respect to any subsequent breach.

     8. Choice of Law. This Agreement and its application shall be governed by the laws of the State of California.

     9. Counterparts and/or Facsimile Signature. This Agreement may be executed in any number of counterparts, including counterparts transmitted by telecopier or FAX, any one of which shall constitute an original of this Agreement. When counterparts of facsimile copies have been executed by all parties, they shall have the same effect as if the signatures to each counterpart or copy were upon the same document and copies of such documents shall be deemed valid as originals. The parties agree that all such signatures may be transferred to a single document upon the request of any party.

     10. Binding Effect. This Agreement shall inure to and be binding upon the heirs, executors, personal representatives, successors and assigns of each of the parties to this Agreement.

                                             ZIASUN TECHNOLOGIES, INC.
                                             A Nevada Corporation


Dated: June 6, 2000                          /S/ Allen D. Hardman
                                             ---------------------------------
                                             By:  Allen D. Hardman
                                             Its: President and CEO


Dated: June 7, 2000                          /S/ Dennis Mcgrory
                                             ---------------------------------
                                             By:  Dennis McGrory
                                             Its: Secretary

                                             ONLINE INVESTORS ADVANTAGE, INC.
                                             A Utah Corporation


Dated: June 10, 2000                         /S/ D. Scott Elder
                                             ---------------------------------
                                             By:  D. Scott Elder
                                             Its: Chief Executive Officer


Dated: June 10, 2000                         /S/ David W. McCoy
                                             ---------------------------------
                                             By:  David McCoy
                                             Its:  Secretary


                                             SHAREHOLDERS



-----------------------------------         ----------------------------------
D. Scott Elder                              David McCoy



-----------------------------------         ----------------------------------
Ross Jardine                                Scott Harris

                                 Exhibit 10.48
                                 -------------

                             VENTURE FUND AGREEMENT
                             ----------------------

     This Venture Fund Agreement ("Agreement") is made effective the 3rd day of July, 2000, and entered into at San Diego, California, by and between ZiaSun Technologies, Inc., ("ZiaSun") a Nevada corporation, located at 462 Stevens Avenue, Suite 106, Solana Beach, California 92075, and the appropriate McKenna Group entity (Yet to be named, but hereinafter referred to as "TAMEG"). The Mckenna Group, ("TMG") is a general fund membership, located at 1755 Embarcadero Road, Palo Alto, California 94303

     WHEREAS, ZiaSun is a holding company for worldwide acquisitions, mergers and/or consolidations, which are compatible with its long-term strategic plans; and,

     WHEREAS, TAMEG is an Internet consulting firm, which provides consulting services to leading and emerging technology companies worldwide; and,

     WHEREAS, ZiaSun and TAMEG are desirous of pooling their resources, expertise and capital to create a venture fund to perform and support incubation activities for emerging technology companies;

                            Formation of Venture Fund
                            -------------------------

     NOW, THEREFORE, the parties to this Agreement do hereby voluntarily associate themselves together as venture fund members subject to the following terms and conditions:

                              Name of Venture Fund
                              --------------------

     1.   The name of this venture fund shall be "McKenna-ZiaSun" ("MKZ").

                            Purposes of Venture Fund
                            ------------------------

     2.   The purposes of this venture fund shall be:

          2.1 To enter into a relationship under which ZiaSun and TAMEG will make direct investments in emerging-technology companies.

          2.2 To invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator ("MVA"), a new Limited Liability Company to be organized under the laws of the State of Delaware, U.S.A., or through any other organization or means authorized by either the MKZ Investment Board or the MVA Investment Board.

                          Ownership and Profit Interest
                          -----------------------------

     3. The membership and "profits" interest of MKZ shall be divided as follows:

          3.1 ZiaSun will contribute 100% of the funding to the venture fund.

          3.2 ZiaSun shall receive sixty percent (60%) of the first twenty million and no/100 dollars ($20,000,000.00) of MKZ distributions and TAMEG shall receive a carried interest of forty percent (40%) of such distributions. 3.3 ZiaSun shall receive 51% of distributions above twenty million and no/100 dollars ($20,000,000.00) and TAMEG shall receive a carried interest of forty-nine percent (49%) of such distributions. Exclusive Relationship

     4. This relationship shall be deemed exclusive in the following restricted sense: no other parties shall be principals of MKZ other than ZiaSun and TAMEG principals, unless both parties agree in writing. Exclusivity will not extend beyond profit interest in MKZ and will specifically not cover other vehicles that ZiaSun or TAMEG principals may already be involved in or may become involved in during the term of this agreement.

                             Extent of Relationship
                             ----------------------

     5. It is expressly acknowledged and agreed by ZiaSun and TAMEG that all investments identified and/or reviewed by either MKZ or MVA shall be subject to this Agreement. As such, notwithstanding the nature of the investment, or the entity and/or individuals who actually make the investment, in all approved MVA investments, MKZ shall be entitled to an equity participation of the target entity's outstanding stock, including all classes and series thereof, as measured on the day of the closing of the investment, in a percentage mutually agreed upon by ZiaSun and the MVA Investment Board for each and every deal undertaken. Said stock shall be issued and held in the name of MKZ, with distributions and/or gains to be distributed to ZiaSun and TAMEG as determined by the MKZ Investment Board.

                 Funding, Identification and Staffing of Venture
                 -----------------------------------------------

     6.   MKZ shall be funded and staffed, as follows:

          6.1 Initial Payment to MKG: Cash in the amount of five-hundred thousand and no/100 dollars ($500,000.00) already transferred to The McKenna Group as a good faith deposit on April 25, 2000 to cover start-up costs, consulting services and initial equity stubs acquired between April 25 and the date of the final agreement. Every reasonable effort shall be made on the part of the McKenna Group to absolutely minimize the administrative and overhead costs incurred by MKZ and/or MVA

          6.2 Initial Capital: ZiaSun shall contribute a total of fourteen million, five hundred thousand and no/100 dollars ($14,500,000.00), which shall consist of the following:

               6.2.1 Cash in the amount of three million and no/100 dollars ($3,000,000.00) to be transferred to the MKZ account on the date of execution of this agreement.

               6.2.2 Cash in the amount of two million and no/100 dollars ($2,000,000.00) to be transferred to the MKZ account on or about *September 1, 2000.

               6.2.3 **Cash in the amount of two million, five-hundred thousand and no/100 dollars ($2,500,000.00) to be transferred to the MKZ account on or about *November 1, 2000.

               6.2.4 **Cash in the amount of three million, five-hundred thousand and no/100 dollars ($3,500,000.00) to be transferred to the MKZ account on or about *January 1, 2001.

               6.2.5 **Cash in the amount of three million, five-hundred thousand and no/100 dollars ($3,500,000.00) to be transferred to the MKZ account on or about *April 1, 2001.

               NOTES: (*)The actual dates of cash transfer may vary slightly as required to best meet the needs of MKZ, and/or depending on the immediate availability of cash for transfer. (**)ZiaSun reserves the right to infuse its stock in equivalent amounts in lieu of cash for these payments.

               6.2.6 Upon execution of this Agreement, two million and no/100 dollars ($2,000,000.00) in cash shall be available for the following purposes: (a) to TAMEG to help it meet the business consulting needs of MKZ; (b) for acquisition of present or committed warrant rights from TAMEG clients and/or warrants and options in companies to be incubated by MVA, as directed and authorized by the MKZ Investment Board.

          6.3 Identification and Staffing: TAMEG authorizes the use of its name and shall contribute consulting services to MKZ, as follows:

               6.3.1 TAMEG authorizes MKZ to use the name, "McKenna," in all advertising and promotion of MKZ, subject to TAMEG's prior review and approval in writing of all proposed materials and/or promotions.

               6.3.2 TAMEG shall provide ZiaSun worldwide consulting services, at a discount of at least fifteen percent (15%) from its standard published hourly rates, to assist MKZ in identifying and attracting third-party investors; and identifying, qualifying, evaluating and negotiating acquisitions, mergers and consolidations of emerging, early-stage technology companies to be considered for investment by MKZ, as well as any other matter requested by ZiaSun.

               6.3.3 The five hundred thousand and no/100 dollars ($500,000.00) dollars already transferred to the McKenna account shall be available to build the operations of MKZ to a sufficient level to accommodate the needs of this venture. Any and all disbursements will be made at a time and in a manner that is appropriate for the business requirements of MKZ.

                           Organization and Governance
                           ---------------------------

     7.   The MKZ Investment Board shall be formed, as follows:

          7.1 Authority

               7.1.1 *To oversee the disbursement of all funds of MKZ.

               7.1.2 *To determine the level of investment in MVA.

               7.1.3 *To evaluate and select all investments to be made by MKZ.

               7.1.4 *To oversee the disbursement of portfolio company stock to the MKZ fund participants.

               *NOTE: Whenever possible, the goal of the MKZ Investment Board and the MVA Investment Board shall be to manage all investments in such a manner that they are eligible to receive the benefits of Section 1045 of the Internal Revenue Code of 1986, as amended.

               7.1.5 At its discretion, the MKZ Investment Board shall have contemplated transactions and/or disbursements reviewed by appropriate professionals, including without limitation, a certified public accountant, prior to execution.

          7.2 Composition:

               7.2.1 ZiaSun shall appoint two (2) members.

               7.2.2 TAMEG shall appoint two (2) members.

               7.2.3 ZiaSun and TAMEG shall jointly approve the appointment of two non-executive directors.

          7.3 Voting: Each member of the MKZ Investment Board shall have one (1) vote. All decisions shall be approved by a two-thirds (2/3) vote.

          7.4 Investment Portfolio: MKZs investment portfolio will be held and maintained in MKZ.

                                 Management Team
                                 ---------------

     8. A management team consisting of no more than five (5) senior executives, reporting to the MKZ Investment Board, shall be employed to oversee operations of MKZ. The MKZ Board shall unanimously approve all senior executive hires therefor; such as, positions equivalent to the Chief Executive Officer and Chief Financial Officer. Up to five percent (5%) of capital may be expended annually to cover operating costs.

                                Formation of MVA
                                ----------------

     9. Promptly following execution of this Agreement, a new business entity shall be formed, which shall perform the initial screening for all potential investments and provide a vehicle from which target companies for investments may be assimilated and incubated.

          9.1 Form: The new business entity shall be initially organized as a Limited Liability Company under the laws of the State of Delaware, U.S.A. ("LLC"). The Operating Agreement shall authorize the members by a two-thirds (2/3) vote to elect to convert to a -C"(Y)corporation at a future date, if appropriate to accommodate the long-term strategic goals of the LLC, e.g., in anticipation of an initial public offering.

          9.2 Name: The name shall be: "McKenna Venture Accelerator, L.L.C." ("MVA").

          9.3 Governance:

               9.3.1 MVA Investment Board:

                    9.3.1.1 Duties: The MVA Investment Board shall be responsible for reviewing and evaluating all potential investments of MVA. In this role, the MVA Investment Board shall screen the potential investments and select only those, which appear viable, and shall determine whether the investment should be retained by MVA, or directed to MKZ for evaluation as a suitable investment for MKZ or other appropriate entities.

                    9.3.1.2   Approval:   All   investments   to  seed  emerging
               technology companies shall be approved by a two-thirds (2/3) majority vote.

                    9.3.1.3 Composition: The MVA Investment Board shall be comprised of the following:

                    A.   Investors: One (1) seat per investing entity.

                    B.   TAMEG:    Two  (2) seats.

                    C.   MVA Management Team: One (1) seat.

               9.3.2 MVA Management Team: A management team, consisting of no more than seven (7) senior executives, which reports to the MVA Investment Board, shall be employed to oversee operations of MVA. TAMEG and the investors in MVA shall mutually approve all senior executive hires therefor; such as, positions equivalent to the Chief Executive Officer and Chief Financial Officer.

          9.4 Funding and Ownership:

               9.4.1 Funding: MVA shall have a total initial funding of at least twenty million and no/100 dollars ($20,000,000.00), which shall be contributed by ZiaSun through MKZ and by other third-party investors. MKZ shall have the option of contributing a minimum of five million and no/100 dollars ($5,000,000.00) and up to ten million and no/100 dollars ($10,000,000.00) to MVA.

               9.4.2 Ownership of MVA:

                    9.4.2.1 TAMEG shall have a membership and profit interest of up to up to twenty-five percent (25%) of MVA.

                    9.4.2.2 MVA  Management  shall have a membership  and profit interest of up to fifteen percent (15%) of MVA.

                    9.4.2.3 All Investors, including MKZ, will collectively have a sixty percent (60%) membership interest of MVA.

                    9.4.2.4 MKZ shall own a percentage of MVA equal to sixty percent (60%) times the ratio of its dollar investment in MVA to the total dollar investment in MVA.

               9.4.3 Deal Flow Among Parties

                    9.4.3.1 ZiaSun shall not be obligated to present its flow of pre-IPO investment opportunities to either MKZ or MVA.

                    9.4.3.2 MVA will give right of first refusal on deals that it chooses not to fund to MKZ, subject to the consent of the relevant majority of the shareholders in the investee company.

                    9.4.3.3 MKZ shall offer the deals that it chooses not to fund to ZiaSun, subject to the consent of the relevant majority of the shareholders in the investee company.

          9.5 Identification and Staffing: TAMEG shall authorize the use of its name and contribute services to MVA, as follows:

                    9.5.1 TAMEG authorizes MVA to use the name,  McKenna, in all advertising and promotion of MVA, subject to TAMEGs prior review and approval of all proposed materials and/or promotions, which approval shall not be unreasonably withheld.

                    9.5.2 TAMEG shall provide MVA worldwide consulting services, at a discount of at least fifteen percent (15%) from its standard published hourly rates, to assist MVA in incubating, assimilating and launching the early stage technology companies approved for investment by MVA.

          9.6 Use of Investment Funds:

                    9.6.1 Disbursement Rules: MVA will disburse ninety percent (90%) to ninety-five percent (95%) of its funds derived from investments directly to the targeted investment companies, or in the payment of services, which directly benefit said companies. The balance of its funds derived from investments shall be spent on critical infrastructure items for MVA; such as leased office premises, and the costs of the dedicated management team of MVA.

                    9.6.2 Budget: The Management Team of MVA shall develop,  and submit to the MVA Investment Board for approval, an annual budget and statement of use of funds by targeted investment companies.

                    9.6.3 Modification:  All material departures or changes from the aforementioned disbursement rules and/or approved budget will require the prior written approval of the MVA Investment Board.

          9.7 Investment Portfolio: MVA's investment portfolio will be held and maintained in MVA.

          9.8 Tax-Free Liquidation of Stock: Whenever possible, the goal of the MVA Investment Board shall be to manage all investments in such a manner that they are eligible to receive the benefits of Section 1045 of the Internal Revenue Code of 1986, as amended.

          9.9 Equity Participation: For each company reviewed by MKZ and/or MVA which culminates in an investment by any entity or individual, MKZ shall be entitled to an equity participation of the target entitys outstanding stock, including all classes and series thereof, as measured on the day of the closing of the investment, in a percentage mutually agreed upon by ZiaSun and the MVA Investment Board for each and every deal undertaken, which stock shall be issued to MKZ in the same manner as stock will be issued to other investors.

          9.10 Expert Advice: At its discretion, the MVA Investment Board shall have all contemplated transactions and/or disbursements reviewed by appropriate professionals, including without limitation, a certified public accountant, prior to execution.

                                   Accounting
                                   ----------

     10. The management team of MKZ shall be responsible for the management and financial affairs of MKZ, in accordance with the following:

               10.1 No non-budgeted expenditures or liabilities shall be made in the name or on the credit of the organization exceeding fifty thousand and no/100 dollars ($50,000.00) per transaction, or one hundred thousand and no/100 dollars ($100,000.00) per month, without the express written consent of both ZiaSun and TAMEG.

               10.2 Bank accounts in the names of MKZ shall be maintained. All expenditures made by or on behalf of the entity shall be made by check drawn on its account and all non-budgeted monies received on behalf of the entity shall be deposited into this account. All checks in excess of fifty thousand and no/100 dollars ($50,000.00) on said accounts must be signed by an authorized representative of both ZiaSun and TAMEG.

               10.3 At all times during the continuance of MKZ, accurate books of account shall be maintained in accordance with generally accepted accounting procedures in which all matters relating to this venture shall be entered. The books of account shall be open to examination by either party or its agent upon reasonable written notice.

               10.4 A complete accounting of the operation of MKZ shall be rendered as of the close of business each calendar month to each party hereto within ten (10) days after the close of each month.

               10.5 Funds shall only be disbursed to cover actual expenses as they are incurred; or for investments authorized by the MKZ Investment Advisory Board. Any excess funds shall be distributed pro rata upon termination of the venture fund to the venture fund members after all debts, liabilities and obligations of the venture fund have been fully satisfied.

               10.6 MVA shall be required to implement the same accounting principles and practices as set forth in Items 10.1 through 10.5, plus any other accounting principles and practices, which may be unique in nature, and specific to the laws of an investor's country of domicile.


                             Prohibited Transactions
                             -----------------------

     11. The parties to this Agreement are prohibited from engaging in the following transactions:

               11.1 Name: During the term of this Agreement, no party shall use the name of the venture fund except as specifically authorized in this Agreement.

               11.2 Venture Fund Members Confidential Information: The venture fund members possess certain confidential information regarding their respective business affairs, plans or activities ("Information"). Said Information includes, but is not limited to, trade secrets, proprietary information, business strategies, shareholder names, customer names, marketing plans, supplier names, costs, applications, specifications, software, formulas, plans, designs, and manufacturing procedures. During the term of this Agreement, each party agrees to disclose this Information to the other party, as the party deems necessary in its sole discretion for the sole purpose of performance under this Agreement. The parties agree to utilize such Information only for the purposes described herein, and to otherwise hold such Information confidential pursuant to the terms of this Agreement and subject to the following conditions:

                    11.2.1 To hold all  Information  in trust and confidence and agree it shall be used only for the contemplated purpose and shall not be used for any other purpose or disclosed to any other third party.

                    11.2.2 The obligations of  non-disclosure  and non-use shall be for five (5) years from the date of disclosure of the Information.

                    11.2.3 It is understood, the foregoing obligations of confidentiality and non-use shall not apply to any Information known by the parties prior to disclosure under this Agreement, generally known to the public, or disclosed to the parties by a third party having a legal right to make such disclosure.

          11.3  Conduct:  During  the term of this  Agreement,  no party  shall:


                    11.3.1 Do any other act or deed with the intention of harming the business operations of the other party.

                    11.3.2 Do any act  contrary to this  Agreement,  except with the prior express written approval of the other party.

                    11.3.3 Do any act that would make it  impossible to carry on the intended purpose of this Agreement.


                             Right of First Refusal
                             ----------------------

     12. Any transfer or sale of the ownership interest in MKZ by the venture fund members to a third party shall be regulated as follows:

               12.1 The parties to this Agreement agree that any binding instrument with a third party for the sale or transfer of all or part of a venture fund members interest in MKZ shall be subject to a Right of First Refusal of the other venture fund member. Such Right of First Refusal shall entitle the other venture fund member to acquire the offered shares at the price and on the terms and conditions no less favorable than those contained in such instrument by serving written notice to the selling party within ten (10) days after receipt of the copy of such instrument, which may be sent by facsimile.

               12.2 Absent exercise of such Right of First Refusal by the other party to this Agreement, the third-party transaction may proceed to closing without amendment of any price or other material term immediately following expiration of the ten-day notice period.

                           Termination of Venture Fund
                           ---------------------------

     13. This venture fund shall commence on execution of this Agreement and shall continue until the first of any of the following events occur:

               13.1 Termination on Occurrence of Stated Events: This Agreement will terminate automatically on the occurrence of any of the following events:

                    13.1.1 A two-thirds (2/3) vote of the MKZ Investment Board.

                    13.1.2 Any voluntary or  involuntary  assignment or transfer by either party hereto, without the consent of the other party hereto, of its interest in this venture;

                    13.1.3 A material change in either partys ability to perform under this Agreement for a period of thirty (30) consecutive days.

                    13.1.4 Dissolution, termination of existence, insolvency, business failure, appointment of a receiver, assignment for the benefit of creditors, or the commencement of any proceeding under any bankruptcy or insolvency law by or against either party to this Agreement.

               13.2 Termination for Default: If any party defaults in the performance of this Agreement or materially breaches any of its provisions, the non-breaching party may terminate this Agreement by giving written notification to the breaching party. Said notice of termination shall be effective immediately on receipt of notice by the breaching party, one (1) day after sending the notice by facsimile, or five (5) days after sending the notice by U.S. mail in accordance with this Agreement, whichever occurs first. The party in default shall have twenty-one (21) days after the notice of termination is effective to cure the default. If the default is not cured within said twenty-one (21) days, this Agreement shall automatically terminate. For the purposes of this paragraph, material breach of this Agreement includes, but is not limited to, the following:

                    13.2.1 Any party's material breach of any  representation or agreement contained in this Agreement.

                    13.2.2 Any voluntary or  involuntary  assignment or transfer by either party hereto, without the consent of the other party hereto, of its interest in this venture.

               13.3 Mutual Termination: The parties may, at any time, mutually agree to terminate this Agreement.


                                   Winding Up
                                   ----------

     14. Upon termination, the activities of the venture shall be wound up as quickly as reasonably possible, all debts, liabilities and obligations shall be promptly paid, and any excess funds shall be distributed prorata to the venture fund members.

                               General Provisions
                               ------------------

     15. Venture Members Not Agents: This Agreement does not constitute any venture fund member as the agent or legal representative of the other venture fund member for any purpose whatsoever. No venture fund member is granted any express or implied right or authority by any other venture fund member to assume or to create any obligation or responsibility on behalf of, or in the name of, the other venture fund member, or to bind the other venture fund member in any manner or thing whatsoever.

     16. Indemnity: Each venture fund member agrees to defend, indemnify and hold harmless the other venture fund member from and against any and all liabilities, claims and expenses (including without limitation: expert witnesses fees, attorneys fees, damages, causes of action, suits or judgments relating to and/or arising out of the venture fund members performance under this Agreement).

     17.  Notice of Claims:

               17.1 If during the term of this Agreement, any venture fund member shall have reason to believe there may be a claim against itself or the other venture fund member pertaining to any transaction growing out of this Agreement, it shall notify the other venture fund member in writing within ten (10) days after it knows, or has reason to know, the basis of any such claim.

               17.2 Failure to give the notice prescribed by Item 17.1 shall relieve the other venture fund member from any and all liability on any claim pertaining to any transaction growing out of this Agreement.

               17.3 The provisions of this section shall survive the termination of any other provisions of this Agreement.

     18. Law: This Agreement shall be governed by and construed in accordance with the laws of the State of --- California without regard to conflict of laws provisions.

     19. Attorneys' Fees: If this Agreement gives rise to a lawsuit or other legal proceeding between any of the parties hereto, the prevailing party shall be entitled to recover court costs, necessary disbursements (including without limitation expert witnesses' fees) and reasonable attorneys' fees, in addition to any other relief such party may be entitled. This provision shall be construed as applicable to the entire contract.

     20. Injunctive Relief: Venture fund members hereby agree the subject matter of this Agreement is unique, unusual and extraordinary in nature such that it has a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at Law. Therefore, each venture fund member expressly agrees that the other venture fund member, in addition to any other rights or remedies which the other venture fund member may possess, shall be entitled to injunctive and other equitable relief to prevent or remedy a breach of this Agreement by a venture fund member.

     21. Binding on Heirs: This Agreement shall be binding on and shall inure to the benefit of the heirs, executors, administrators, successors, and assigns of the venture fund members.

     22. Jurisdiction/Venue: If any dispute arises out of this Agreement, it is agreed that jurisdiction and venue shall lie exclusively in a competent court in the County of San Diego, California, U.S.A.

     23. Entire Agreement/Modification: This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the subject matter hereof, and no other agreement, statement, or promise relating to the subject matter of this Agreement which is not contained herein shall be valid or binding. Any modification of this Agreement will be effective only if it is in writing.

     24. Assignment: No venture fund member shall have the right to assign any right or interest arising under this Agreement without the prior written consent of the other venture fund member.

     25. Severability: If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

     26. Waiver: The waiver by any party of any breach of a provision of this Agreement by the other party shall not constitute a continuing waiver or a waiver of any subsequent breach of the same or of a different provision of this Agreement. Except as otherwise specifically provided in this Agreement, nothing contained herein shall be deemed to restrict or prevent any party from exercising legal or equitable rights or from pursuing legal or equitable remedies in connection herewith.

     27. Notices and Requests: Except as otherwise provided herein, any notice, demand, or request required or permitted to be given hereunder shall be in writing and shall be deemed effective seventy-two (72) hours after having been sent via facsimile to the addressee at the office set forth in the first paragraph of this Agreement.

     28. Section Headings: The headings of the paragraphs of this Agreement have been set forth for convenience only and are not intended to influence the interpretation of this Agreement.

     29. Construction: Each party cooperated in the drafting of this Agreement. If any construction is to be made of any provision of this Agreement, it shall not be construed against either party on the ground such party was the drafter of the Agreement or any particular provision.

     30.  Time is Of The Essence: Time is of the essence in this Agreement.

     31. Entity Authorization: Each signatory of this Agreement represents and warrants that this Agreement and the undersigneds execution of this Agreement has been duly authorized and approved by the corporations Board of Directors, if necessary, or the governing board of the entity, if necessary. The undersigned officers and representatives of the entities executing this Agreement on behalf of the entities represent and warrant they possess full authority to execute this Agreement on behalf of the entities.

     32. Execution By Facsimile: This Agreement may be executed by the parties and transmitted by facsimile. A facsimile signature of a party shall be binding as an original. If a party sends a copy of the Agreement or part thereof with that partys signature by facsimile, that party shall promptly send the original by first class mail.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


THE McKENNA GROUP                       ZIASUN TECHNOLOGIES, INC.
-----------------                       -------------------------



By: /s/  Greoff Mott                    By: /s/ Allen D. Hardman
-----------------------------           ----------------------------------------
Geoff Mott                              Allen D. Hardman
Its:  Managing Fund Member              Its: President & Chief Executive Officer



                                        By: /s/ Scott D. Elder
                                        ----------------------------------------
                                        D. Scott Elder
                                        Its: Chairman

                                 Exhibit 10.49
                                 -------------

                              AMENDED AND RESTATED
                              --------------------

                      EMPLOYMENT AGREEMENT AND STOCK OPTION
                                SENIOR EXECUTIVE
                      -------------------------------------

     This amended and restated employment agreement and stock option for a senior executive ("Agreement") is made effective the 2nd day of August, 2000, and entered into at San Diego, California, by and between ZiaSun Technologies, Inc., a Nevada corporation, located at 462 Stevens Avenue, Suite 106, Solana Beach, California 92075 hereinafter referred to as the Employer, and Allen D. Hardman, an individual, located at 624 Camino Catalina, Solana Beach, California 92075, hereinafter referred to as the Executive, in consideration of the mutual promises made herein, agree as follows:


                          ARTICLE 1. TERM OF EMPLOYMENT
                          -----------------------------

                                 Specified Term
                                 --------------

     1.01 The Company hereby employs Executive, and Executive hereby accepts employment with Company for a period of five (5) years, beginning on July 1, 1997.

                                Automatic Renewal
                                -----------------

     1.02 After completion of the initial term set forth in Section 1.01, above, and each twelve month anniversary thereafter, this Agreement shall automatically renew for an additional one (1) year period, unless written notice of the intent not to renew this Agreement is tendered by either the Company or Executive to the other party no less than sixty (60) days prior to the expiration of this Agreement.

                               Earlier Termination
                               -------------------

     1.03 This Agreement may be terminated earlier as hereinafter provided.


                 ARTICLE 2. DUTIES AND OBLIGATIONS OF EXECUTIVE
                 -----------------------------------------------

                         Title and Description of Duties
                         -------------------------------

     2.01 Executive shall serve as President and Chief Executive Officer and shall at all times be under the direction of the Board of Directors of the Company, and subject to the policies established by the Board of Directors of the Company. In that capacity, Executive shall do and perform all services, acts, or things necessary or advisable to fulfill the duties of said position.


                  Loyal and Conscientious Performance of Duties
                  ---------------------------------------------

     2.02 Executive agrees that to the best of his ability and experience he will at all times loyally and conscientiously perform all of the duties and obligations required of him, either expressly or implicitly, by the terms of this Agreement.

                  Devotion of Entire Time to Company's Business
                  ---------------------------------------------

     2.03 (a) Executive shall devote his entire productive time, ability, and attention to the business of Company during the term of the Agreement.

          (b) During the term of this Agreement, Executive shall not engage in any other business duties or pursuits whatsoever. Furthermore, during the term of this Agreement, Executive shall not, whether directly or indirectly, render any services of a commercial or professional nature to any other person or organization, whether for compensation or otherwise, without the prior written consent of Company's President. However, the expenditures of reasonable amounts of time for educational, charitable, or professional activities shall not be deemed a breach of this Agreement, if those activities do not materially interfere with the services under this Agreement, and shall not require the prior written consent of Company's President.

          (c) This Agreement shall not be interpreted to prohibit Executive from making passive personal investments or conducting private business affairs, if those activities do not materially interfere with the services required under this Agreement. However, except for those activities, Executive shall not, directly or indirectly, acquire, hold, or retain any interest in any business competing with, or similar in nature to, the business of Company.

                             Competitive Activities
                             ----------------------

          (d) During the term of this Agreement, Executive shall not directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, stockholder, corporate officer, director, or in any other individual or representative capacity, engage or participate in any business that is in competition in any manner whatsoever with the business of Company.

          (e) Executive shall not for a period of one (1) year immediately following the termination of employment with Company, either directly or indirectly: (1) Make known to any person, firm, or corporation the names or addresses of any of Company's clients or any other information pertaining to them; or, (2) Call on, solicit, or take away, or attempt to call on, solicit, or take away any of Company's clients on whom Executive called or with whom Executive became acquainted during their employment with Company, either on their behalf or that of another person, firm, or corporation.

                       Uniqueness of Executive's Services
                       ----------------------------------

     2.04 Executive hereby represents and agrees the services to be performed under the terms of this Agreement are of a special, unique, unusual, extraordinary, and intellectual character that gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Executive, therefore, expressly agrees that Company, in addition to any other rights or remedies which Company may possess, shall be entitled to injunctive and other equitable relief to prevent or remedy a breach of this Agreement by Executive.

                  Indemnification for Negligence or Misconduct
                  --------------------------------------------

     2.05 Executive shall indemnify and hold Company harmless from all liability for loss, damage, or injury to persons or property resulting from the gross negligence or intentional misconduct of Executive.

                                  Trade Secrets
                                  -------------

     2.06 (a) The parties acknowledge and agree that during the term of this Agreement and in the course of the discharge of his duties hereunder, Executive shall have access to, and become acquainted with, information concerning the operation of Company, including without limitation, financial, personnel, sales, planning, and other information which is owned by Company and regularly used in the operation of Company's business, and that this information constitutes Company's trade secrets.

          (b) Executive agrees that he shall not disclose any such trade secrets, directly or indirectly, to any other person or use them in any way, either during the term of this Agreement or at any other time thereafter, except as is required in the course of his employment with Company.

          (c) Executive further agrees all files, records, documents, equipment, and similar items relating to Company's business, whether prepared by Executive or others, are, and shall remain, exclusively the property of Company.


                        ARTICLE 3. OBLIGATIONS OF COMPANY
                        ---------------------------------

                               General Description
                               -------------------

     3.01 Company shall provide Executive with the compensation, incentives, benefits, and business expense reimbursement specified elsewhere in this Agreement.

                                Office and Staff
                                ----------------

     3.02 Company shall provide Executive with office equipment and supplies, and other facilities and services, suitable to Executive's position and adequate for the performance of his duties.

                          Indemnification of Executive
                          ----------------------------

     3.03 Company shall defend, indemnify and hold harmless Executive from and against any and all liabilities, claims, expenses (including expert witnesses' fees), reasonable attorneys' fees, damages, causes of action, suits or judgments sustained by Executive in direct consequence of his discharge of his duties on Company's behalf. Company further agrees to defend, indemnify and hold harmless Executive from and against any and all liabilities, claims, expenses (including expert witnesses' fees), reasonable attorneys' fees, damages, causes of action, suits or judgments arising out of or resulting from any activities he undertakes at the request of the Company concerning Fountain Fresh International, a Utah corporation d/b/a Better stuff, Inc., located at 2030 North Redwood Road, Suite 70, Salt Lake City, Utah 84116.


                             ARTICLE 4. COMPENSATION
                             -----------------------

     4.01 (a) As compensation for the services to be rendered by Executive hereunder, Company shall pay Executive an annual salary of two hundred thousand and no/100 dollars ($200,000.00), payable not less than once per month.

          (b) Executive's base salary shall be reviewed annually on or about each anniversary of the date of this Agreement. If the Company's Board of Directors in its sole discretion determines Executive's performance has been effective, then a salary increase shall be granted in amount not less than the cost of living increase, if any, for the greater San Diego area as published in the most recent issue of the San Diego Union Tribune newspaper.

                                 Tax Withholding
                                 ---------------

     4.02 Company shall have the right to deduct or withhold from the compensation due to Executive hereunder any and all sums required for federal income and Social Security taxes, and all state or local taxes now applicable, or that may be enacted and become applicable in the future.

                             ARTICLE 5. STOCK OPTION
                             ------------------------

                                 Option Granted
                                 --------------

     5.01 Company hereby grants Executive an option to purchase one hundred thousand (100,000) shares of the common stock of ZiaSun Technologies, Inc., a Nevada corporation, at a purchase price of $2.00. It is acknowledged and understood by Executive that this stock option does not qualify as an incentive stock option as defined in I.R.C. ss. 422(b).

                           Time of Exercise of Option
                           ---------------------------

     5.02 Executive's right to exercise his option to purchase the one hundred thousand (100,000) shares shall vest in equal installments of twenty five thousand (25,000) shares each on the following dates:

           25,000 Shares               After completion of 1 year of employment.

           25,000 Shares              After completion of 2 years of employment.

           25,000 Shares              After completion of 3 years of employment.

           25,000 Shares              After completion of 4 years of employment.

Executive may exercise his option to purchase the one hundred thousand (100,000) shares on the vesting date or at any time thereafter, and from time to time until termination of the option as provided in paragraph 5.07, below, so long as at all times, beginning with the date of the grant of this option and ending three (3) months prior to the date of exercise, or twelve (12) months prior to the date of exercise, if the Executive is disabled within the meaning of United States Internal Revenue Code Section 22, subd. (e)(3), Executive remains employed. For purposes of this Agreement, "employment" means that Executive is employed by Company, a parent or subsidiary corporation of Company, or a corporation, or a parent or subsidiary corporation of such a corporation issuing or assuming a stock option in a transaction to which United States Internal Revenue Code Section 425, subd. (a), applies.

                               Method of Exercise
                               ------------------

     5.03 This option shall be exercised by written notice delivered to Company at its principal place of business, stating the number of shares for which the option is being exercised. The notice must be accompanied by a check for the amount of the purchase price.

                               Capital Adjustments
                               -------------------

     5.04 (a) The existence of this option shall not affect in any way the right or power of Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations, or other changes in Company's capital structure or its business, or any merger or consolidation of Company or any issue of bonds, debentures, preferred or prior preference stocks ahead of or affecting the common stock or the rights thereof, or the issuance of any securities convertible into any common stock or of any rights, options, or warrants to purchase any common stock, or the dissolution or liquidation of Company, any sale or transfer of all or any part of its assets or business, or any other corporate act or proceedings of Company, whether of a similar character or otherwise.

          (b) The shares with respect to which this option is granted are shares of the common stock of ZiaSun Technologies, Inc., a Nevada corporation, as presently constituted, but if and whenever, prior to the delivery by Company of all the shares of the stock with respect to which this option is granted, Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the stock outstanding, the number of shares of stock then remaining subject to this option shall: (1) In the event of an increase in the number of outstanding shares, be proportionately increased, and the cash consideration payable per share shall be proportionately reduced; and, (2) In the event of a reduction in the number of outstanding shares, be proportionately reduced, and the cash consideration payable per share shall be proportionately increased.

          (c) If a business unit, operating center, division or subsidiary of Company is spun off, merged or consolidated into a separate entity, Executive shall be entitled to a proportionate stock option in that entity, for the number of shares reasonably determined by Company in its sole discretion.

                            Merger and Consolidation
                            ------------------------

     5.05 (a) Following the merger of one or more corporations into Company or any consolidation of Company and one or more corporations in which Company is the surviving corporation, the exercise of this option shall apply to the shares of the surviving corporation.

          (b) Notwithstanding any other provision of this Agreement, this option shall fully vest on the dissolution or liquidation of Company, or on any merger or consolidation in which Company is not the surviving corporation.

                               Transfer of Option
                               ------------------

     5.06 During Executive's lifetime, this option shall be exercisable only by Executive. This option shall not be transferable by Executive other than by the laws of descent and distribution upon Executive's death. In the event of Executive's death during employment or during the applicable period after termination of employment specified in paragraph 5.02, above, Executive's personal representatives may exercise any portion of this option that remains unexercised at the time of Executive's death, provided that any such exercise must be made, if at all, during the period within one year after Executive's death, and subject to the option termination date specified in paragraph 5.07(c), below.

                              Termination of Option
                              ---------------------

     5.07 This option shall terminate on the earliest of the following dates:

          (a) The expiration of three (3) months from the date of Executive's termination of employment, as defined in paragraph 5.02, above, except for termination due to death or permanent and total disability; or,

          (b) The expiration of twelve (12) months from the date on which Executive's employment, as defined in paragraph 5.02, above, is terminated due to permanent and total disability, as defined in United States Internal Revenue Code Section 22, subd. (e)(3); or,

          (c) On December 3lst of the ninth year after this Agreement is executed, which is December 31, 2006.

                              Rights as Shareholder
                              ---------------------

     5.08 Executive will not be deemed to be a holder of any shares pursuant to the exercise of this option until he pays the option price and a stock certificate is delivered to him for those shares. No adjustment shall be made for dividends or other rights for which the record date is prior to the date the stock certificate is delivered.


                               ARTICLE 6. BENEFITS
                               -------------------

                                 Annual Vacation
                                 ---------------

     6.01 Executive shall be entitled to fifteen (15) days vacation time each year with pay. Executive may be absent from his employment for vacation only at such times that do not interfere with the reasonable needs and requirements of Company. In the event that Executive is unable for any reason to take the total amount of vacation time authorized herein during any year, he may accrue that time and add it to vacation time for any following year, or at Executive's option, may instead receive a cash payment in an amount equal to the amount of annual salary attributable to that period of time.

                                  Paid Holidays
                                  -------------

     6.02 Executive shall be entitled to eight paid holidays per year, as follows: New Year's Day, Memorial Day, July 4th, Labor Day, Thanksgiving Day and the day after Thanksgiving, Christmas Day, and one floating day.

                       Use of Company-Supplied Automobile
                       ----------------------------------

     6.03 (a) During the term of employment hereunder, Executive shall be entitled to the full use of an automobile of Company's choice at Company's expense.

          (b) The Company also agrees to pay all operating expenses of any nature whatsoever with regard to the aforementioned automobile, and to procure and maintain in force an automobile liability insurance policy on the automobile, with coverage including Executive, for bodily injury or death, and for property damage. . Group Medical Insurance

     6.04 The Company agrees to include Executive and his spouse under Company's group medical insurance coverage at Company's cost.


                          ARTICLE 7. BUSINESS EXPENSES
                          ----------------------------

     7.01 (a) Company shall promptly reimburse Executive for all reasonable business expenses incurred by Executive in promoting the business of Company, including expenditures for entertainment, gifts, and travel.

          (b) Each expenditure shall be reimbursable only if it is of a nature qualifying it as a proper deduction on the federal and state income tax return of Company.

          (c) Each such expenditure shall be reimbursable only if Executive furnishes to Company adequate records and other documentary evidence required by federal and state statutes and regulations issued by the appropriate taxing authorities for the substantiation of that expenditure as an income tax deduction.


                      ARTICLE 8. TERMINATION OF EMPLOYMENT
                      ------------------------------------

                              Termination for Cause
                              ---------------------

     8.01  (a)  Company  reserves  the  right to  terminate  this  Agreement  if
Executive: (1) Wilfully breaches or habitually neglects the duties which he is required to perform under the terms of this Agreement; or, (2) Commits acts of dishonesty, fraud, misrepresentation, or other acts of moral turpitude that would prevent the effective performance of his duties.

          (b) Company may, at its option, terminate this Agreement for the reasons stated in this section by giving written notice of termination to Executive without prejudice to any other remedy to which Company may be entitled either at law, in equity, or under this Agreement.

          (c) Termination under this section shall be considered "for cause" for the purposes of this Agreement.

                         Termination Upon Stated Events
                         ------------------------------

     8.02 (a) This Agreement shall be terminated upon the death of the Executive.

          (b) Company reserves the right to terminate this Agreement not less than sixty (60) days after Executive suffers any physical or mental disability that would prevent the performance of his duties under this Agreement. Such a termination shall be effected by giving ten (10) days written notice of termination to Executive.

          (c) Termination under this section shall not be considered "without cause" for the purposes of this Agreement.


                            Termination Without Cause
                            -------------------------

     8.03 (a) Company reserves the right to terminate this Agreement immediately upon the occurrence of circumstances which make it impossible or impracticable for the business of Company to be continued.

          (b) Executive renders services which are unsatisfactory to Company, and Company shall be the sole judge as to whether the services of Executive are satisfactory.

          (d) Termination under this section shall not be considered "for cause" but shall be considered "without cause" for the purposes of this Agreement.

                  Severance Pay Upon Termination Without Cause
                  --------------------------------------------

     8.04 (a) In the event Executive is terminated by the Company without cause during the first three (3) years of employment under this Agreement, Company shall pay Executive severance pay equal to three (3) months of Executive's monthly base salary in effect at the time of termination.

          (b) In the event Executive is terminated by the Company without cause after the first three (3) years of employment under this Agreement, Company shall pay Executive severance pay equal to six (6) months of Executive's monthly base salary in effect at the time of termination.

              Effect of Merger, Transfer of Assets, or Dissolution
              ----------------------------------------------------

     8.05 (a) This Agreement shall be terminated by any voluntary or involuntary dissolution of Company resulting from either a merger or consolidation in which Company is not the consolidated or surviving corporation, or a transfer of all, or substantially all, of the assets of Company.

          (b) Termination under this section shall not be considered "for cause" but shall be considered "without cause" for the purposes of this Agreement.

                            Termination by Executive
                            ------------------------

     8.06 Executive may terminate his obligations under this Agreement by giving Company at least sixty (60) days prior written notice.

                             Effect on Compensation
                             ----------------------

     8.07 In the event this Agreement is terminated prior to the completion of the term of employment specified herein, Executive shall be entitled to the compensation earned by and vested in him prior to the date of termination as provided for in this Agreement, computed pro rata up to, and including, that date. Executive shall be entitled to no further compensation as of the date of termination.


                          ARTICLE 9. GENERAL PROVISIONS
                          -----------------------------

     9.01 Any notices to be given by either party to the other shall be in writing and may be transmitted either by personal delivery or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this Agreement, but each party may change that address by written notice in accordance with this section. Notices delivered personally shall be deemed communicated as of the date of actual receipt, mailed notices shall be deemed communicated as of five (5) days after the date of mailing.

                            Attorneys' Fees and Costs
                            -------------------------

     9.02 If this Agreement gives rise to a lawsuit or other legal proceeding between any of the parties hereto, the prevailing party shall be entitled to recover court costs, necessary disbursements (including experts' fees) and actual attorneys' fees, in addition to any other relief such party may be entitled. This provision shall be construed as applicable to the entire contract.

                                Entire Agreement
                                ----------------

     9.03 This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the employment of Executive by Company, and contains all of the covenants and agreements between the parties with respect to that employment in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, orally or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding.

                                  Modifications
                                  -------------

     9.04 Any modification of this Agreement will be effective only if it is in writing signed by the party to be charged.

                                Effect of Waiver
                                ----------------

     9.05 The failure of either party to insist on strict compliance with any of the terms, covenants, or conditions of this Agreement by the other party shall not be deemed a waiver of that term, covenant, or condition, nor shall any waiver or relinquishment of any right or power at any one time or times be deemed a waiver or relinquishment of that right or power for all or any other times.

                               Partial Invalidity
                               ------------------

     9.06 If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

                      Law Governing Agreement/Jurisdiction
                      ------------------------------------

     9.07 This Agreement shall be governed by and construed in accordance with the laws of the State of California. Jurisdiction and venue for any suit arising out of this Agreement shall lie exclusively in a competent court in the County of San Diego, State of California.

                             Sums Due When Deceased
                             ----------------------

     9.08 If Executive dies prior to the expiration of the term of his employment, any sums that may be due him from Company under this Agreement as of the date of death shall be paid to Executive's executors, administrators, heirs, personal representatives, successors, and assigns.

                             Execution by Facsimile
                             ----------------------

     9.09 This Agreement may be executed by the parties and transmitted by facsimile. A facsimile signature of a party shall be binding as an original. If a party sends a copy of the Agreement or part thereof with that party's signature by facsimile, that party shall promptly send the original by first class mail.


                            COMPANY
                            -------

                            ZiaSun Technologies, Inc.



                            /S/ D. Scott Elder
                            ----------------------------
                            By: D. Scott Elder
                            Its: Chairman of the Board



                            EXECUTIVE
                            ---------


                            /S/ Allen D. Hardman
                            ------------------------------
                            Allen D. Hardman