Form 10-Q/A
period 2000-09-30
ZIASUN TECHNOLOGIES INC
filed 2001-06-18
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-2

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     As of September 30, 2000, there were 32,203,670 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                September 30,   December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                    $  6,083,279    $11,652,505
   Trade receivables, net                                          1,476,996      1,145,960
   Interest receivable                                                16,758          8,333
   Inventory                                                          17,167         18,239
   Marketable securities                                             557,438        540,234
   Prepaid expenses                                                1,276,168        131,772
                                                                -------------   ------------

     Total Current Assets                                          9,427,806     13,497,043
                                                                -------------   ------------

EQUIPMENT

   Printing equipment                                                293,193        289,443
   Machinery and equipment                                           662,845        393,091
   Office equipment                                                  226,849        153,734
   Vehicles                                                           36,874         17,163
   Leasehold improvements                                            221,064        138,841
   Less: accumulated depreciation                                   (505,564)      (197,053)
                                                                -------------   ------------

     Total Equipment                                                 935,261        795,219
                                                                -------------   ------------

OTHER ASSETS

   Marketable securities                                             166,413         -
   Equity investment                                               2,861,178        254,195
   Goodwill - net                                                108,558,001      4,667,623
   Receivables - related parties                                     818,774         88,679
   Other assets                                                      261,103        664,088
                                                                -------------   ------------

     Total Other Assets                                          112,665,469      5,674,585
                                                                -------------   ------------

     TOTAL ASSETS                                               $123,028,536    $19,966,847
                                                                =============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                September 30,   December 31,
                                                                    2000            1999
                                                                -------------   ------------
                                                                (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                             $  2,089,233    $ 1,382,757
   Related party payable                                             -              690,000
   Taxes payable                                                   2,347,674      2,083,763
   Deferred income                                                    16,500         74,100
                                                                -------------   ------------

     Total Current Liabilities                                     4,453,407      4,230,620
                                                                -------------   ------------

     Total Liabilities                                             4,453,407      4,230,620
                                                                -------------   ------------

MINORITY INTEREST                                                    -              -
                                                                -------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 33,203,670 and 22,205,018 shares issued and
    outstanding, respectively                                         33,204         22,205
   Additional paid-in capital                                    117,536,042     12,504,547
   Treasury stock, 63,200 shares                                  (2,201,652)       (34,030)
   Other comprehensive income                                         58,030         54,230
   Deferred compensation                                             (20,000)       (30,000)
   Stock subscription receivable                                     (25,000)        -
   Retained earnings                                               3,194,505      3,219,275
                                                                -------------   ------------

     Total Stockholders' Equity                                  118,575,129     15,736,227
                                                                -------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $123,028,536    $19,966,847
                                                                =============   ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                For the Nine Months Ended     For the Three Months Ended
                                                                        September 30,                 September 30,
                                                                ----------------------------   ---------------------------
                                                                    2000          1999            2000           1999
                                                                -------------  -------------   ------------   ------------
SALES, NET                                                      $ 40,859,602   $ 15,913,891    $13,242,864   $ 6,997,685

COST OF GOODS SOLD                                                26,153,428     11,442,600      8,087,137     5,702,647
                                                                -------------  -------------   ------------  ------------

   Gross Margin                                                   14,706,174      4,471,291      5,155,724     1,295,038
                                                                -------------  -------------   ------------  ------------

OPERATING EXPENSES

   Depreciation and amortization
    expense                                                        5,922,459        475,426      3,049,909       375,827
   Bad debt expense                                                   45,000        -               15,000        -
   Consulting fees - related party                                    -              70,060         -             18,420
   General and administrative                                      4,964,180      2,125,613      1,365,558       590,686
                                                                -------------   ------------   ------------  ------------

     Total Operating Expenses                                     10,931,639      2,671,099      4,430,467       984,933
                                                                -------------   ------------   ------------  ------------

     Gain (Loss) from Operations                                   3,774,535      1,800,192        725,257       310,105
                                                                -------------   ------------   ------------  ------------

OTHER INCOME (EXPENSE)

   Realized gain on marketable
    securities                                                       -              423,260         -             23,417
   Gain (loss) on equity investments                                 (37,017)       (31,990)       (12,339)      (30,230)
   Unrealized gain (loss) on marketable
    securities                                                      (857,359)        83,254       (385,698)       83,254
   Rental income                                                     -               78,277         -              6,856
   Interest and dividend income                                      215,579         57,543         44,874        28,547
                                                                -------------   ------------   ------------  ------------

     Total Other Income (Expense)                                  (678,797)        610,344       (353,163)      111,844
                                                                -------------   ------------   ------------  ------------

MINORITY INTEREST                                                  (144,000)        -             (144,000)       -
                                                                -------------   ------------   ------------  ------------

INCOME TAXES (BENEFIT)                                             3,756,846      1,283,175      1,429,684       387,151
                                                                -------------   ------------   ------------  ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                                            (805,108)     1,127,361     (1,201,590)       34,798

DISCONTINUED OPERATIONS                                             (531,656)       711,154         -            755,090

GAIN ON DISCONTINUED
 OPERATIONS                                                        1,311,994        -            1,311,994        -
                                                                -------------   ------------   ------------  ------------

NET INCOME (LOSS)                                                    (24,770)     1,838,515        110,404       789,888
                                                                -------------   ------------   ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Foreign currency translation
    adjustment                                                         3,800         11,302            328         7,534
                                                                -------------   ------------   ------------  ------------

NET COMPREHENSIVE INCOME
 (LOSS)                                                         $    (20,970)   $ 1,849,817    $   110,732   $   797,422
                                                                =============   ============   ============  ============

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                                   (Unaudited)

                                                                For the Nine Months Ended      For the Three Months Ended
                                                                        September 30,                September 30,
                                                                ---------------------------------------------------------
                                                                    2000            1999           2000          1999
                                                                -------------   ------------   ------------  ------------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                               28,720,809     21,675,834     31,624,570    22,055,000
                                                                =============   ============   ============  ============

   Continuing                                                   $      (0.02)   $      0.05    $     (0.04)  $      0.01
   Discontinued                                                         0.02           0.03           0.04          0.03
                                                                -------------   ------------   ------------  ------------

BASIC INCOME PER SHARE                                          $      (0.00)   $      0.08    $      0.00   $      0.04
                                                                =============   ============   ============  ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                               27,720,809     26,750,834     31,624,570    27,130,000
                                                                =============   ============   ============  ============

   Continuing                                                   $      (0.02)   $      0.04    $     (0.04)  $      0.00
   Discontinued                                                         0.02           0.03           0.04          0.03
                                                                -------------   ------------   ------------  ------------

FULLY DILUTED INCOME PER
 SHARE                                                          $      (0.00)   $      0.07    $      0.05   $      0.03
                                                                =============   ============   ============  ============

     See the accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       --------------------  Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1998      20,930,000  $20,930   $8,923,394   $(70,000)  $38,794     $(40,000)  $    -         $(2,744,964)  $6,128,154

Purchase of
ASIA4Sale.com, Ltd.       100,000      100      249,900       -         -            -           -              -           250,000

Purchase of
Online Investors
Advantage, Inc.         1,150,000    1,150    2,873,850       -         -            -           -              -         2,875,000

Exercise of stock
option at $2.00
per share                  25,000       25       49,975       -         -            -           -              -            50,000

Amortization of
deferred compensation        -         -           -          -         -          10,000        -              -            10,000

Proceeds from the
sale of the Company's
common stock by a
Subsidiary                   -         -        407,428     35,970      -            -           -              -           443,398

Adjustment for
forward stock split            18      -           -          -         -            -           -              -              -

Currency translation
adjustment                   -         -           -          -       15,436         -           -              -            15,436

Net income for
the year ended
December 31, 1999            -         -           -          -         -            -           -           5,964,239    5,964,239
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------   ---------
Balance,
December 31, 1999     $22,205,018  $ 22,205 $12,504,547   $(34,030)  $54,230     $(30,000)       -          $3,219,275  $15,736,227
                       ----------  --------  -----------   ---------  ----------  ---------  ------------    ----------  ----------

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                                   (Unaudited)

                                                                      Other
                         Common Stock        Additional               Compre-    Deferred   Stock
                       --------------------  Paid-in      Treasury    hensive    Compen-    Subscription   Retained
                         Shares     Amount   Capital       Stock      Income     sation     Receivable     Earnings         Total
                       ----------  --------  ----------   ---------  ----------  ---------  ------------   ----------    ----------
Balance,
December 31, 1999      22,205,018   22,205   12,504,547    (34,030)   54,230      (30,000)       -           3,219,275   15,736,227

Purchase of
Online Investors
Advantage Inc.          9,820,152    9,820  100,567,674       -         -            -           -              -       100,577,494

Purchase of Asia
Internet and Asia
Prepress                  250,000      250    1,499,750       -         -            -           -              -         1,500,000

Purchase of Seminar
Marketing Group
and Memory Improvement
Systems, Inc.             770,000      770    1,924,230       -         -            -           -              -         1,925,000

Sale of Momentum
Internet, Inc.                -         -            -    (1,812,500)   -            -           -              -        (1,812,500)

Repurchase of
Company shares
through the market            -         -            -      (355,122)   -            -           -              -          (355,122)

Common Stock issued
for services               30,000       30      299,970       -         -            -           -              -           300,000

Stock option exercised     25,000       25       49,975       -         -            -         (25,000)         -            25,000

Amortization and
deferred compensation        -         -           -          -         -         10,000         -              -            10,000

Common stock issued
for related party
payable                   103,500      104      689,896       -         -            -           -              -           690,000

Currency translation
adjustment                   -         -           -          -       3,800          -           -              -             3,800

Net income for the
nine months ended
September 30, 2000           -         -           -          -         -            -           -             (24,770)     (24,770)
                       ----------  --------  -----------  ------------ ---------  ---------  -----------    ----------  ------------
Balance,
September 30, 2000     33,203,670  $ 33,204 $117,536,042  $(2,201,652) $ 58,030   $(20,000)  $  (25,000)    $3,194,505 $118,575,129
                       ==========  ======== ============  ============ =========  =========  ===========    ==========  ============

     The accompanying notes are an integral part of these financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                    2000           1999
                                                                -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                            $    (24,770)   $ 1,838,515
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Depreciation and amortization                                 5,932,459        484,051
     Bad debt expense                                                 45,000        125,000
     Loss on equity investment                                        37,017         31,990
     Unrealized gain on marketable securities                        945,359        (83,254)
     Gain on sale of subsidiary                                   (1,311,994)        -
     Realized gain on marketable securities                           -            (423,260)
     Currency translation adjustment                                   3,800        (11,302)
     Common stock issued for services                                300,000         -
     Minority interest                                              (144,000)        -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       56,717       (321,657)
     (Increase) decrease in inventory                                  1,072         34,322
     (Increase) decrease in prepaids                              (1,144,396)      (117,940)
     Purchase of marketable securities                            (1,128,976)        -
     (Increase) decrease other assets                                402,985         -
     Increase (decrease) in accounts payable and
      accrued expenses                                                91,758        340,995
     Increase (decrease) in taxes payable                            263,911        749,150
     Increase (decrease) in deferred income                          (57,600)        -
     (Increase) decrease in receivable -                            (730,095)       734,265
      related party receivable                                  -------------   ------------

       Net Cash Provided by (Used In) Operating Activities         3,538,247      3,380,875
                                                                -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of marketable securities                                     -            1,302,070
   Purchase of marketable securities                                 -             (424,189)
   Purchase of equity investment                                  (2,500,000)        -
   Purchases of property and equipment                              (208,311)      (352,791)
   Purchase of consolidated subsidiaries                          (6,069,040)        -
                                                                -------------   ------------

       Net Cash Provided by (Used in) Investing Activities      $ (8,777,351)   $   525,090
                                                                -------------   ------------

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                ----------------------------
                                                                    2000            1999
                                                                -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock                                   $   (355,122)   $    -
   Sale of the Company's common stock by a subsidiary                -              453,517
   Proceeds from borrowings - related parties                      6,000,000         -
   Cash acquired in purchase of subsidiaries                         -              200,455
   Proceeds from exercise of stock options                            25,000         50,000
   Repayment to related party                                     (6,000,000)        -
                                                                -------------   ------------

       Net Cash Provided by Financing Activities                    (330,122)       703,972
                                                                -------------   ------------

NET INCREASE (DECREASE) IN CASH                                   (5,569,226)     4,609,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  11,652,505        517,781
                                                                -------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  6,083,279    $ 5,127,718
                                                                =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                     $    -          $    -
   Income taxes                                                 $  5,738,870    $   861,882

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                    $103,884,036    $ 2,750,000
   Issuance of common stock for related party payable           $    690,000    $    -

     See accompanying notes to the consolidated financial statements.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

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

          Acquisition of Seminar Market Group, Inc.
          -----------------------------------------

          Seminar Market Group, Inc., a Utah Corporation ("SMG") is a marketing group comprised of various marketing and promotional personnel, consultants, and speakers who provide services to Online Investors Advantage, Inc. ("Online"), a wholly owned subsidiary of the Company.

          The board of directors of the Company has determined that it is in the interest of the Company and its shareholders to acquire SMG wherein SMG will become a wholly-owned subsidiary of the Company.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 - MATERIAL EVENTS (Continued)

          Acquisition of Seminar Market Group, Inc. (continued)
          -----------------------------------------------------

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

          Certain financial information concerning the Company's operations in different industries is as follows:

                                For the                           Online
                              Nine Months                        Investors
                                 Ended             Momentum      Advantage         Asia         Corporate
                              September 30,       Asia, Inc.        Inc.          Prepress      Unallocated      Total
                              ------------       ------------   -------------   ------------   ------------  ------------
Net sales                            2000        $ 1,121,251    $ 38,999,272    $   599,079    $   140,000   $40,859,602
                                     1999          1,345,166      14,568,725         -                -       15,913,891

Operating income (loss)
 applicable to industry
 segment                             2000           (165,581)      5,744,637         63,048     (1,867,569)    3,774,535
                                     1999             34,993       2,907,893         -          (1,143,694)    1,800,192

General corporate expenses
 not allocated to industry
 segments                            2000             -              -               -           1,867,569     1,867,569
                                     1999             -              -               -           1,143,694     1,143,694

Other income (expenses)
 including interest and gain
 on sale of securities               2000           (682,162)        197,175            186       (193,996)     (678,797)
                                     1999            586,945          23,399         -              -            610,344

Operating assets                     2000          3,348,624     115,304,086        331,395      6,762,183   125,746,288


          The corporate unallocated column represents the costs incurred by the parent company which are unrelated to the operations of the subsidiaries. Such costs included administrative salaries, professional services and gains on sales of subsidiary.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 4 - RESTATED FINANCIAL STATEMENTS

          The Company's financial statements as of and for the three months and nine months ended September 30, 2000 have been restated to reflect adjustments made in connection with its audit for the year ended December 31, 2000. A summary of the adjustments is as follows:

          Goodwill reduced to reflect a discount on the value
          of the shares issued for OIA due to their restriction
          under Rule 144
                                                                   $  5,008,278
                                                                   =============

          Current liabilities increased by an accrual for sales
          tax on OIA sales net of the income tax benefit
                                                                   $    222,787
                                                                   =============

          Net sales reduced by the sales tax accrued               $  2,245,935
                                                                   =============

          Income tax expense reduced to the Company's
          effective tax rate                                       $     18,224
                                                                   =============

          Amortization expense reduced due to lower goodwill       $    256,336
                                                                   =============

          Unrealized gain on marketable securities reduced
          for decline in fair value                                $  3,800,000
                                                                   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2000 and December 31, 1999
----------------------------------------

Changes in Financial Condition
------------------------------

     On December 31, 1999 the Company sold Asia4sale to Internet Ventures, Ltd. for $5,000,000 cash and 2,700,000 shares of Asia4Sale.com, Ltd. common stock. On March 31, 1999 the Company also acquired Online Investors Advantage (OIA) for restricted common stock of the Company and a $400,000 cash downpayment. This acquisition was accounted for as a purchase. The acquisition of OIA continues to make a substantial, positive contribution to the financial condition of the Company. The balance of current assets at September 30, 2000 was $9,427,806 compared to a balance of $13,497,043 at December 31,1999. The balances of current liabilities were $4,453,407 and $4,230,620 for the same periods respectively. The resulting current ratio at September 30, 2000 is 2.1:1. The current ratio at December 31, 1999 was 3.2:1.

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

     The balance of current liabilities at September 30, 2000 is $4,453,407 and at December 31, 1999 is $4,230,620. The decrease of $222,787 or 5%, is due primarily to an increase in sales taxes payable. During the nine months ended September 30, 2000 the Company paid $6,000,000 which represents the amount owed to certain shareholders of OIA, as of June 30, 2000, based on the Company's amended purchase agreement with OIA whereby these shareholders would receive an earn out, or increase in purchase price, based on OIA's profitability from the period from June 30, 1999 to June 30, 2000. Additionally, these shareholder's received 9,820,152 shares of the Company's stock pursuant to the earn out provision. The earn out has increased the Company's goodwill by $106,557,494 which is being amortized over 10 years.

     Accounts payable increased $706,476, or 51%, from $1,382,757 at December 31, 1999 to $2,089,233 at September 30, 2000. The increase is primarily due to MKZ which had a balance of accounts payable of approximately $500,000 at September 30, 2000.

     Other assets increased $106,990,884 or 1885% from $5,674,585 at December 31, 1999 to $112,665,469 at September 30, 2000. The increase is due primarily to the addition of $106,577,494 of goodwill, resulting from the earn out provision of the acquisition agreement of OIA. (See explanation above.) Goodwill is the book value given to the difference between the purchase price and the estimated fair market value of the net assets of OIA, and is amortized over the estimated life of 10 years. The receivable from related party also increased for a $300,000 loan made to an officer of a subsidiary and a $500,000 loan to a brokerage firm related to Swiftrade. Equity investments increased by $2,606,983, which was invested in the MKZ partnership. At September 30, 2000 the Company has no long-term debt. The Company has sufficient cash flow from operations to meet its current cash obligations. The Company anticipates continued positive cash flow from existing operations during the next twelve months, and will continue to look for ways to invest its cash flow in acquisitions of companies and other investments that will contribute in a positive way to the Company's operating strategy.

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

     Sales for the nine months ended September 30, 2000 were $40,859,602 compared to $15,913,891 for the same period in 1999, resulting in an increase of $24,945,711 or 157%. Cost of goods sold for the nine months ended September 30, 2000 was $26,153,428, or 64% of sales, compared to $11,442,600, or 72% of sales, for 1999. Gross profit was $14,706,174 or 36% of sales and $4,471,291, or 28% of sales for the same periods respectively. The gross profit percentage increased due to revenues from renewals of subscriptions for OIA services and products.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 2000 includes depreciation of $184,856 and amortization of goodwill of $5,737,603. The Company recorded goodwill for the October, 1998 acquisition of Momentum Asia, the March 31 1999 acquisition of OIA and the May 2000 acquisition of Asia Prepress. General and administrative expenses were $4,964,180 or 12% of sales, for the nine months ended September 30, 2000 and $2,125,613 or 13% of sales for the same period in 1999, resulting in an increase of $2,838,567 or 134%. The increase is due to primarily to the operating expenses of OIA which were not present in the first quarter 1999 numbers.

     Other income (expense) decreased from $610,344 in 1999 to ($678,797) in 2000, a decrease of $1,289,141 or 211%. The decrease is due primarily to the unrealized lossess of $857,359 the Company recognized on the investments it is holding for sale.

For the three months ended September 30, 2000 and September 30, 1999
--------------------------------------------------------------------

     The Company's operations for the three months ended September 30, 1999 include Momentum Asia and OIA. The September 30, 2000 operations include Momentum Asia, Asia Prepress and OIA.

     Sales for the three months ended September 30, 2000 were $13,214,861 compared to $6,997,685 for the same period in 1999, resulting in an increase of $6,245,176 or 89%. Cost of goods sold for the three months ended September 30, 2000 was $8,087,137, or 61% of sales, compared to $5,702,647, or 81% of sales, for 1999. Gross profit was $5,155,724, or 39% of sales and $1,295,038, or 19% of sales for the same periods respectively. The gross profit percentage increased due to revenues from renewals of subscriptions for OIA's services and products.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 2000 includes depreciation of $66,473 and amortization of goodwill of $2,983,436. General and administrative expenses were $1,365,558 or 10% of sales, for the three months ended September 30, 2000 and $590,686 or 8% of sales for the same period in 1999.

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