Form 10-K/A
period 2000-12-31
ZIASUN TECHNOLOGIES INC
filed 2001-07-18
CIK 1085705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------------

                                  FORM 10-K/A-1

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

     MAI's Customer Base Includes:
     -----------------------------

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

QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------

     Operating results for the years ended December 31, 2000 and 1999 by quarters are as follows:

                                                           First         Second           Third          Fourth
                                                          Quarter        Quarter         Quarter        Quarter          Total
2000                                                   -------------  -------------  --------------  --------------  --------------
----                                                                (in thousands, except earnings per share)
OPERATING REVENUES - NET ............................. $      13,789  $      14,211  $       13,243  $       13,424  $       54,667
INCOME (LOSS) FROM CONTINUING OPERATIONS .............         1,977         (1,792)         (1,202)        (69,531)        (70,548)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........           -             (320)         (1,312)         (7,670)         (6,678)
NET INCOME ...........................................         1,977         (2,112)            110         (77,201)        (77,226)
BASIC EARNINGS PER SHARE OF STOCK
     Continuing operations ..........................           0.09          (0.06)          (0.04)          (2.36)          (2.37)
     Discontinued operations ........................            -            (0.01)          (0.04)          (0.26)          (0.23)
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $        0.09  $       (0.07) $         0.00  $        (2.62) $        (2.60)
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         22,219         32,309          31,625          32,315          29,744
                                                       =============  =============  ==============  ==============  ==============

DILUTED EARMNINGS PER SHARE OF STOCK
     Continuing operations ..........................           0.09          (0.06)          (0.04)          (2.36)          (2.37)
     Discontinued operations ........................            -            (0.01)           0.04           (0.26)          (0.23)
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $        0.09  $       (0.07) $         0.00  $        (2.62) $        (2.60)
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         22,269         32,309          31,625          32,315          29,744
                                                       =============  =============  ==============  ==============  ==============


                                                           First         Second           Third          Fourth
                                                          Quarter        Quarter         Quarter        Quarter          Total
1999                                                   -------------  -------------  --------------  --------------  --------------
----                                                                (in thousands, except earnings per share)
OPERATING REVENUES - NET ............................. $           -  $       8,570  $        6,998  $        8,052  $       23,620
INCOME (LOSS) FROM CONTINUING OPERATIONS .............             -          1,203              35           1,394           2,632
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........           (91)           (64)            755           2,641           3,332
NET INCOME ...........................................           (91)         1,139             790           4,126           5,964
BASIC EARNINGS PER SHARE OF STOCK
     Continuing operations ..........................          (0.00)          0.05            0.01            0.06            0.12
     Discontinued operations ........................          (0.00)          0.00            0.03            0.13            0.15
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $       (0.00) $        0.05  $         0.04  $         0.19  $         0.27
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         20,930         22,201          22,055          22,205          21,770
                                                       =============  =============  ==============  ==============  ==============
DILUTED EARMNINGS PER SHARE OF STOCK
     Continuing operations ..........................          (0.00)          0.04            0.00            0.06            0.10
     Discontinued operations ........................          (0.00)          0.00            0.03            0.10            0.13
                                                       -------------  -------------  --------------  --------------  --------------
     Earnings Per Share .............................  $       (0.00) $        0.04  $         0.03  $         0.16  $         0.23
                                                       =============  =============  ==============  ==============  ==============
     Weighted Average Shares Outstanding ............         21,030         26,227          27,130          26,231          25,796
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

     s. Investment Transactions and Investment Income

     Investment transactions are recorded on the transaction date. Interest income is recognized on an accrual basis. Realized gains and losses on investment transactions are computed based on the purchase price of the security on a specific-identification basis and the proceeds realized from the sale.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     t. Investments

     Investments, include investment in U.S. equities, where there is no recognized established securities market in which there exists independent bona fide offers to buy and sell so that a price reasonably related to the last sales price or current bona fide competitive bid and offer quotations can be determined for a particular security almost instantaneously and where payment will be received in settlement of a sale at such price within a relatively short time conforming to trade custom.

     Investments are valued at estimated fair value as determined by management. Determination of fair value of securities not readily marketable may involve subjective judgement since the amount which may be realized in a sales transaction can only be determined by negotiation between parties to such a transaction. The amounts realized from future transactions may differ materially from the market values reflected in the statement of financial condition. The Company did not record any impairment of fair value on investment holdings for the years ended December 31, 2000, 1999, and 1998.

     The Company may receive warrants in portfolio companies in conjunction with investment transactions. Generally, such warrants are exercisable for shares of investment securities that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or cannot be sold because of other arrangements, restrictions, or conditions applicable to the investment securities. These non-marketable warrants are valued using the Black-Scholes Option Pricing Model discounted for minority interest and restrictions.

     u. Start-up Costs

     Statement of Opinion 98-5, "Reporting on the Costs of Start-up Activities," is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities with under this SOP must be expensed as incurred. The adoption of SOP 98-5 had no effect on our financial position or results of operations.

     v. New Accounting Pronouncements

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

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In July, 2000, the Company adopted Emerging Issues Task Force No. 00-2, "Accounting for Web Site Development Costs" (EITF 00-2). The Task Force issue outlined the capitalization and expense requirements of costs incurred to development internet web sites. The adoption of EITF 00-2 did not have a material impact on the consolidated financial statements.

NOTE 3 - EQUITY INVESTMENT

     In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity. The name of the newly formed fund is McKenna-ZiaSun ("MKZ" or the "Fund"). MKZ was organized as a limited liability company, formed in the state of Delaware. The purpose of the Fund is to invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator ("MVA"), a limited liability company formed in July 2000 or through other means as determined by the Investment Board of MKZ. Under the original MKZ agreement, the Company agreed to fund MKZ with $15,000,000. However, in April 2001, the Company and the McKenna Group agreed to limit ZiaSun's commitment to MKZ to $9,150,000, $7,500,000 of which had been contributed to MKZ during the year ended December 31, 2000. As of December 31, 2000, the Company has an outstanding commitment to MKZ in the amount of $1,650,000. Under the amended terms, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%. The accounts of MKZ have been consolidated with those of Ziasun and its subsidiaries as ZiaSun owns 100% of MKZ's equity as of December 31, 2000 and controls the investment making decisions of the Fund. The Company issued 100,000 shares of restricted common stock to an advisor who assisted in consummating the venture fund agreement. The Company recorded expense of $433,000, equal to the estimated fair value of the stock on the date of grant. Condensed financial information of MKZ, which is included in the consolidated financial statements of the Company, is as follows:

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
                                                       ============

     The main purpose of MVA is to acquire securities of start-up and early stage companies with a principal focus of its investment portfolio to be in the areas of broadband telecoms and infrastructure, horizontal e-business platforms, and mobile infrastructure and e-commerce. MVA began operations in September 2000. The total initial funding of MVA shall be $20,000,000. Under the initial MKZ venture fund agreement, MKZ committed to fund MVA with a minimum of $5,000,000 and up to $10,000,000. As of December 31, 2000, MKZ has contributed $5,600,000 in cash. MKZ currently intends to contribute an additional $2,400,000 into MVA. As of December 31, 2000, MKZ had a 43.2% interest in MVA. The Company accounts for its investment in MVA using the equity method of accounting. MKZ does not intend to contribute any additional amounts to MVA. Condensed financial information of MVA is as follows:

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
                                                       ============   ============   ============


     The Company has no material deferred tax liabilities or assets. The permanent difference due to income not being subject to taxing jurisdictions pertains to the British Virgin Islands where there is no income tax.

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

     e. Marketing Expense

     In 2000, the Company paid $40,000 in marketing expenses to a company owned by certain officers and a director of the Company.

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

     In March 1999, the Company's Momentum Asia, Inc. subsidiary sold 35,970 shares of treasury stock on the open market for cash. The difference between the cash received and the cost of the treasury shares is presented as additional paid-in capital.

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

     Generation Marketing, LLC
     -------------------------

     D. Scott Elder, Ross Jardine, David McCoy and Scott Harris each an officer and /or director of the Company and/or OIA, each own a 20% interest in Generation Marketing, LLC. Cumulatively, these 4 individual own an 80% interest in Generation Marketing. In year 2000, OIA made payments to Generation Marketing for media purchases in the approximate amount of $40,000. In year 2001 (through April 30, 2001) OIA made payments to Generation Marketing for media purchases in the approximate amount of $750,000. The rates charged by Generation Marketing to OIA for these services are competitive in the market place.

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


                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation


Dated: July 18, 2001                             /S/ D. Scott Elder
                                                 -------------------------------
                                                 By: D. Scott Elder
                                                 Its: Chairman of the Board and
                                                 Chief Executive Officer


Dated: July 18, 2001                             /S/ Allen D. Hardman
                                                 -------------------------------
                                                 By: Allen D. Hardman
                                                 Its: President and COO



Dated: July 18, 2001                             /S/ Ross W. Jardine
                                                 -------------------------------
                                                 By: Ross W. Jardine
                                                 Its: Vice President and
                                                 Chief Financial Officer

                                   Exhibit 21
                                   ----------
                                  Subsidiaries

Online  Investors  Advantage,  Inc.  ("OIA") a  wholly-owned  subsidiary  of the
     Company provides in-depth consumer training in the optimum use of Internet-based investment and financial management tools and services via workshops, home study, and online subscriptions. OIA recently expanded into the International marketplace. OIA has a current customer base of some 12,000 individuals. In addition, OIA has a strategic working relationship with its primary data provider, Telescan, Inc. OIA and its data providers have formed "InvestorToolbox" (www.investortoolbox.com), a proprietary website for its subscribers for ongoing investment analysis and portfolio management.

Momentum Asia, Inc. ("MAI"),  a wholly-owned  subsidiary of the Company provides printing and direct mail services for its clients. Its services are actively marketed to various corporations. MAI has been marginally profitable and has been having difficulty sustaining its operation due to the dramatic economic downturn in the Philippines. Given this, ZiaSun is currently in negotiations to sell MAI.

Asia Prepress  Technologies,  Inc.,  ("APT"),  a wholly-owned  subsidiary of the
     Company, is headquartered in Glen Burnie, Maryland with operations in the Philippines. APT provides a true 24/7 keyboarding operation for conversion of books and other hard-copy documents into a searchable electronic format via the Internet. APT's double-key data entry, comparison and verification analysis, along with proofreading by a quality control source for all data entry work completed ensures a 99.99% accuracy level for its transcription services. APT also provides data conversion services, rendered line art services, LaTex editing, SGML/HTML/XML keying and coding, and Quark Page Makeup. APT's other services include Web Page design and CD replication/duplication along with providing label and cover printing for CD's. APT has a large labor pool of English speaking, well educated workers within low-cost incentive-rich Special Economic Zones in the Philippines. APT's primary customer base is typesetting/composition prepress operations in the publishing field, but it also is doing work for groups in the medical, legal, accounting and private industry fields. Anyone who has data that requires conversion or manipulation into various electronic formats is a potential customer for APT. Major competitors of APT include Innodata and Sencor.

Asia Internet Services.com,  Inc., ("AIS") is also headquartered in Glen Burnie,
     Maryland with operations in the Philippines. It is an outsourcing contractor providing packages of specialized support services for Internet and IT firms with high-volume response needs. Services include e-mail response, order taking, correspondence, billing and service inquires. Pricing is based at a starting point of $6.00 per hour for each employee required. The primary customer base is small to mid-size companies who wish to avoid setting up labor intensive customer service branches. AIS provides alternative outsourcing in order to save companies time and money allowing them to concentrate on their core competencies. Service is provided on a 24/7 basis. Major competitors of AIS include Brigade, Startek and Swift Response.

Seminar Market Group, Inc. ("SMG") a wholly owned subsidiary of OIA, provides various marketing and support services for OIA. SMG provides the in-house telephone marketing and consulting for OIA's marketing process.

Memory Improvement Systems, Inc. ("MIS"), a wholly-owned subsidiary of OIA, provides platform speaking services as well as the recruiting and training of professional presenters for OIA's 90-minute introductory seminars.

Online Investors Advantage Asia Pacific PTE Ltd., ("OIA Singapore"), a Singapore corporation, formed on Janaury 17, 2001, is a partially owned subsidiary of OIA, which is a wholly-owned subsidiary of the Company. OIA is a 75% owner and Hon Leong Chong and Eric Tan, collectively own 25%. OIA Singapore was formed in order to expand OIA's business in the Asian marketplace, including the performance of marketing services, the distribution of the Online materials and holding of workshops though out Singapore, Malaysia, Brunei and Hong Kong.

MKZ Fund, LLC ("MKZ"), a Delaware limited-liability company. MKZ, an acronym, which stands for "McKenna-ZiaSun", is a venture fund (The Fund) created by ZiaSun Technologies and The McKenna Group (TMG). The agreement between ZiaSun and The McKenna Group was finalized during August 2000. The Fund, which is structured to make highly selective investments in early-stage, primarily business-to-business (B2B) Internet technology companies, is a partially-owned subsidiary of the Company, in which the Company is the owner of a 60% membership interest with The McKenna Group, Inc., owning 40% membership interest.

Asia4Sale.com,  Inc.  The Company owns a 25% equity  interest in  Asia4sale.com,
     Inc.