Form 10-Q/A
period 2001-03-31
ZIASUN TECHNOLOGIES INC
filed 2001-07-18
CIK 1085705

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

         Commission File Number: 0-27349

                            ZIASUN TECHNOLOGIES, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                             84-1376402
         ----------------------                            -------------
         (State or other Jurisdiction of                  (IRS Employer
         Incorporation or Organization)                    Identification No.)


         462 Stevens Avenue, Suite 106, Solana Beach, California     92075
         -------------------------------------------------------    --------
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
                                                     ============    ============

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                     ----------------------------
                                                        2000             2001
                                                     ------------    ------------
SALES, NET                                           $13,788,520     $14,233,321
COST OF GOODS SOLD                                     7,474,414       9,657,959
                                                     ------------    ------------

   Gross Margin                                        6,314,106       4,575,362
                                                     ------------    ------------

OPERATING EXPENSES

   Depreciation and amortization expense                 195,992       1,161,984
   Bad debt expense                                       15,000         -
   General and administrative                          2,701,487       4,236,680
                                                     ------------    ------------

     Total Operating Expenses                          2,912,479       5,398,664
                                                     ------------    ------------

     Gain (Loss) from Operations                       3,401,627        (823,302)
                                                     ------------    ------------

OTHER INCOME (EXPENSE)

   Loss on equity investments                            (12,339)       (204,498)
   Unrealized gain on marketable securities               45,480          -
   Interest expense                                       -              (75,123)
   Interest and dividend income                           99,841          23,769
   Gain (loss) on disposal of assets                                       9,003
                                                     ------------    ------------

     Total Other Income (Expense)                        132,982        (246,849)
                                                     ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                      3,534,609      (1,070,151)

INCOME TAXES                                           1,557,734          23,000
                                                     ------------    ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                                            1,976,875      (1,093,151)
                                                     ------------    ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment                  1,046          -

DISCONTINUED OPERATIONS

   Discontinued Operations                               250,012        (139,797)
   Gain (Loss on) Disposal of Discontinued
    Operations                                            -               -
                                                     ------------    ------------

NET INCOME (LOSS)                                    $ 1,976,875     $(1,232,948)
                                                     ------------    ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment                  1,046          -

NET COMPREHENSIVE INCOME (LOSS)                      $ 1,977,921     $(1,232,948)
                                                     ===========     ============

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
                              ==========  ========== ============ ==========  ==========  ==========  =============  ============


                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the three months ended
                                                                          March 31,
                                                                  ---------------------------
                                                                     2000           2001
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                   $ 1,976,875    $(1,093,151)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Common stock for services                                         -              10,125
     Depreciation and amortization                                    195,992      1,161,984
     Allowance for bad debt                                            15,000          -
     Loss on equity investment                                         12,339        204,498
     Unrealized gain on marketable securities                         (45,480)         -
     Currency translation adjustment                                    1,046          -
     Gain on disposal of assets                                        -              (9,003)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        55,565       (253,304)
     (Increase) decrease in prepaid income taxes                       -            (193,183)
     (Increase) decrease in prepaids                                 (302,017)        (5,525)
     (Increase) in related party, receivables                        (271,959)        (5,000)
     (Increase) in inventory                                            1,316         (2,797)
     Purchase of marketable securities                               (642,562)        -
     Increase (decrease) in other assets                             (110,561)        -
     Increase (decrease) in accounts payable and
      accrued expenses                                                621,162        526,633
     Increase (decrease) in income taxes payable                    1,849,462        (26,958)
     Increase (decrease) in deferred income                            61,095         11,445
     (Increase) decrease in sales and GST tax payable                  -             481,905
                                                                  ------------   ------------

       Net Cash Provided by (Used In) Continuing
        Operating Activities                                        3,417,273        807,669
       Net Cash Provided by Discontinued
        Operations                                                     -              -
                                                                  ------------   ------------

       Net Cash Provided by Operating Activities                    3,417,273        807,669
                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of deferred acquisition costs                               -            (453,871)
   Cash acquired in purchase of subsidiaries                           -              25,000

   Purchase of equity investment                                       -            (497,500)
   Sale of property and equipment                                      -              28,015
   Purchases of property and equipment                                (42,059)       (27,060)
                                                                  ------------   ------------

       Net Cash Provided by Investing Activities                      (42,059)      (925,416)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Minority interest                                                  800,136         -
   Sale of the Company's common stock by a subsidiary                  -              -
   Proceeds from borrowings - related parties                       5,310,000         -
   Cash acquired in purchase of subsidiaries                       (5,428,458)        -
   Proceeds from exercise of stock options

       Net Cash Provided by Financing Activities                  $   706,678    $    -
                                                                  ------------   ------------

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                                  ---------------------------
                                                                      2000          2001
                                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH                                   $ 4,081,892    $  (117,747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                            11,652,505      3,851,897
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                        $15,734,397    $ 3,734,150
                                                                  ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                       $    -         $    -
   Income taxes                                                   $    -         $   243,141

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                      $100,577,494   $    -
   Conversion of note payable related party to
    common stock                                                  $   690,000    $    -

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

NOTE 4 - FORMATION OF SUBSIDIARY

In March 2001, the Company formed a 75% owned subsidiary. The subsidiary is a Singapore corporation which markets and manages its operations in the Asian rim, primarily Singapore and Malaysia. The minority interest represents the capital contribution by the minority shareholders of $25,000.

NOTE 5 - EQUITY INVESTMENT

In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity. The name of the fund is McKenna-ZiaSun ("MKZ" or the "Fund"). MKZ was organized as a limited liability company, formed in the state of Delaware. The purpose of the Fund is to invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator ("MVA"), a limited liability company formed in July 2000 or through other means as determined by the Investment Board of MKZ. Under the original MKZ agreement, the Company agreed to fund MKZ with $15,000,000. However, in April 2001, the Company and the McKenna Group agreed to limit ZiaSun's commitment to MKZ to $9,150,000, $7,500,000 of which had been contributed to MKZ during the year ended December 31, 2000. As of March 31,2000, the Company has an outstanding commitment to MKZ in the amount of $1,650,000. Under the amended terms, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%. The accounts of MKZ have been consolidated with those of Ziasun and its subsidiaries. During the three months ended March 31,2001 and 2000, the Company's recorded a loss on its investment in MVA in the amount of $204,498 and $0, respectively. This loss is comprised mainly of allocable operating costs of MVA. No impairment of fair value of investments was recorded by MKZ or MVA for the three months ended March 31, 2001 and 2000. Condensed financial information of MVA is as follows:


                                                         March 31, 2001
                                                        ----------------
Cash                                                    $  9,752,361.00
Certificate of Deposit                                          500,000
Employee advances                                                15,000
Other current assests                                             9,160
                                                        ----------------
Total current assests                                        10,276,521
                                                        ----------------
Property and equipment, net                                      22,276
                                                        ----------------
Portfolio investments                                         3,250,018
Deposits                                                        188,752
                                                        ----------------
Total other assests                                           3,438,770
                                                        ----------------
Total assests                                                13,737,567
                                                        ================
Accounts payable and accured expense                            323,782
Notes Payable                                                   502,920
                                                        ----------------
Total current liabilities                                       826,702
                                                        ----------------
Total liabilities                                               826,702
                                                        ----------------
Net Assets                                                   12,910,865
                                                        ================

                                                       Three months ended
                                                          March 31, 2001
                                                        ----------------
Interest income                                                 140,208
Portfolio Company Fees                                           52,169
Other income                                                     31,200
                                                        ----------------
Total revenues                                                  223,577
                                                        ----------------
Operating expenses                                              696,952
                                                        ----------------
Net Loss                                                       (473,375)
                                                        ================


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

     During the quarter ended March 31, 2001, the Company paid $243,141 in income taxes. Trade receivables increased by $253,304, accounts payable and accrued expenses increased by $526,633 and cash decreased by $117,747 as a result of these uses of Company resources.

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

     The Company's sales increased by $444,801 from 2000 to 2001. This is an increase of 10%. The Company's gross margin was 46% of sales in 2000 compared to 32% in 2001. This decrease in gross margin was due to the higher cost of seminars in 2001 than 2000. The Company's cost of seminars is higher because the average attendance at the seminars has declined from approximately 60 attendees per seminar in 2000 to approximately 45 per seminar in 2001. The Company provides the same quality of meeting facilities and speakers no matter what the attendance may be at its seminars. Management attributes the average attendance decrease to the overall decline in the stock market.

     The Company recorded an increase in its depreciation and amortization expense in 2001 of $965,992. The increase was due to the amortization of the additional goodwill recorded on the OIA earn out. The amortization is computed on the net goodwill carried on the Company's books after it recorded an impairment of the goodwill in the fourth quarter of 2000. The impairment of $71,755,840 was computed using management's best estimate of the future cash flows from its OIA subsidiary. The estimate is based upon the recent down turn in the stock market which has affected the Company's sales of internet investment seminars.

     General and administrative (G & A) expenses increased by $1,535,193 from 2000 to 2001. G & A was 30% of sales in 2001 compared to 20% in 2000.

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

     The Company's income tax for 2000 was $1,557,734 compared to $23,000 for 2001. The Company showed a loss from continuing operations before income taxes for 2001 of $1,070,151 compared to income of $3,534,609 in 2000. However, because the amortization of goodwill is not deductible for taxes, the Company still incurred income tax expense.

     The Company recorded a loss from discontinued operations of $139,797 in 2001 compared to income of $0 in 2000. These discontinued operations were in the Philippines and Hong Kong. The Company's principle operations are headquartered in the United States. Management believes that it was in the best interest of the Company to sell these operations so that it could focus its time and resources on its profitable enterprises. Also with the down turn in the Asian-rim economies and especially in the Philippines, what were once profitable subsidiaries no longer provided positive cash flow to the Company by the end of 2000. However, the Company's new subsidiary, OIA-Asia has been highly successful in generating sales in Singapore and Malaysia. OIA-Asia had sales of $523,196 in March of 2001 which was its first month in operation.

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

                                             ZIASUN TECHNOLOGIES, INC.
                                             A Nevada Corporation


Dated: July 18, 2001                         /S/ D. Scott Elder
                                             ----------------------------------
                                             By: D. Scott Elder
                                             Its: CEO and Chairman of the Board


Dated: July 18, 2001                         /S/ Allen D. Hardman
                                             ----------------------------------
                                             By: Allen D. Hardman
                                             Its: President and COO


Dated: July 18, 2001                         /S/ Ross W. Jardine
                                             ----------------------------------
                                             By: Ross W. Jardine
                                             Its: Vice President and CFO