Form 10-K/A
period 2000-12-31
ZIASUN TECHNOLOGIES INC
filed 2001-08-09
CIK 1085705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------------

                                  FORM 10-K/A-2

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

                                     PART I
                                     ------

Item 1. Business

General
-------

     ZiaSun Technologies, Inc. (the "Company" or "ZiaSun") was organized under the laws of the State of Nevada on March 19, 1996, under the name "Carlisle Enterprises, Inc." The Company was originally incorporated for the purpose of executive search and recruitment of employees for businesses. The Company is currently an Internet technology holding company focused on international e-finance and investor education, along with selective e-commerce opportunities. It specializes in certain online support services within North America, Asia and other international markets. At December 31, 2000, the Company's subsidiaries include: Online Investors Advantage, Inc. (OIA) (www.i-advantage.com), Momentum Asia, Inc. (MAI) (www.momentumasia.com), Asia PrePress Technology, Inc. (APT) (www.asiaprepress.com), Asia Internet Services.com, Inc. (AIS) (www.asiainternetservices.com), and Seminar Marketing Group, Inc. ("SMG") and Memory Improvement Systems, Inc. ("MIS"), through its wholly-owned subsidiary OIA. Additionally, the Company owns a 25% equity position in Asia4Sale.com, Inc. (www.asia4sale.com) and owns 43% of McKenna Venture Accelerator, LLC ("MVA"), a venture fund.

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

Business Model and Products
---------------------------

     The Company's revenues are largely derived from OIA through its instructor lead education workshops, home-study courses, and its Investor Toolbox website. OIA contributed 100% of continuing revenues for the year ended December 31, 2000. E-finance services and training constitute the major portion of the Company's current business. Revenues are generated from attendance fees for live workshops in major cities worldwide; sales of home-study programs and online subscription services.

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

     OIA has developed a video-based home-study program, which sells for $1,995, and a live 2-day workshop, which costs $2,995 to attend if the attendee registers at the live preview, or $3,995 if the attendee registers after the fact. Both programs are promoted online and through a traditional multi-step marketing program. The multi-step marketing program includes direct mail, radio, television, newspaper, free "Introduction to Online Investing seminars," the Internet, and word-of-mouth incentives. Prior workshop attendees are allowed to attend a refresher workshop at no charge, or extend their subscription to www.investortoolbox.com for six months at no charge if they refer another person to an OIA workshop. This incentive has a $495 value. OIA's brochures and audio tapes are used to build further interest and customer loyalty. The two-day workshop is OIA's principal revenue generator.

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

     McKenna Venture Accelerator, LLC ("MVA"), a Delaware limited-liability company, is a venture fund created by The McKenna Group ("TMG") that is funded by the Company along with several other investors. The agreement between ZiaSun and The McKenna Group was finalized during August 2000. MVA, which is structured to make highly selective investments primarily in early-stage business-to-business (B2B) Internet technology companies, is a partially-owned subsidiary of the Company, in which the Company is the owner of a 43% membership interest with the other unrelated investors owning the remaining interest.

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

     The MVA partners total capital commitment to MVA is $18.5 million, of which ZiaSun has committed to invest $8.0 million. ZiaSun has invested $7.5 million through December 31, 2000. MVA was formed for the purpose of acquiring securities of start-up and early stage companies with a principal focus on three core areas, including mobile communications, networking and communications and e-business infrastructures.

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

     o iSX (www.isx.com) provides unique, rapid-retrieval database tools to emerging e-business markets

     o Last Mile Services (www.lastmileservices.com) is also held directly by MKZ as well as in the MVA fund

     Discontinued Operations
     ------------------------

     The following entities are subject to a formal plan to be sold or otherwise disposed of:

     Momentum Asia Inc. ("MAI"), a wholly-owned subsidiary, provides printing and direct mail services for its clients. Its services are actively marketed to various corporations. MAI has been marginally profitable and has been having difficulty sustaining its operation due to the dramatic economic downturn in the Philippines. ZiaSun has completed negotiations to sell MAI.

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

     Conflicts of interest; Related party transactions.
     --------------------------------------------------

     With the exception of a potential merger with Telescan, Inc., the Company has not identified any new potential acquisition targets. The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to received more favorable terms from a related party.

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

     In October 1987 and October 1989, and in the first quarter of 2001 the stock market suffered major declines, as a result of which many companies and firms suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced revenues to companies such as the Company's.
When trading volume is low and investor and customer interest or use of the Company's products and services diminishes, the Company's operating results may be adversely affected because the Company's overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Some of the Company's competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than the Company would.

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

Item 3. Legal Proceedings

     ZiaSun Technologies, Inc. V. Financial Web.Com, Inc., Et Al.
     -----------------------------------------------------------

     The Company has been party Plaintiff in the matter of ZiaSun Technologies, Inc. v. Financial web.com, Inc., et al., Circuit Court of Seminole County, Florida, 99-1136-CA-16-G. This action arises from the defendants posting of alleged false and defamatory article about the Company on its website known as "The Stock Detective." The defendants allegedly knowingly posted the false and defamatory article with the intent on negatively impacting the Company's stock prices in order for defendants to benefit financially. The Company requested that defendant publish a retraction but defendant has refused to do so. To protect the Company, its shareholders and its officers and directors, the Company filed a civil action in the Circuit Court of Seminole County Florida, seeking damages and injunction relief.

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


Five fiscal years ended December 31, 2000
 (in thousand)                                              2000            1999           1998           1997           1996
                                                       -------------  -------------  --------------  --------------   -------------
Net Sales............................................. $      54,667  $      23,620  $            -  $            -   $           -
Income from Continuing operations                      $     (67,447) $       4,386  $          (77) $            -   $           -
Net income (loss)..................................... $     (77,226) $       5,964  $          769          (3,511)             (4)
Earnings (loss) per common share:
        Basic -  Continuing operations ............... $       (2.37) $        0.12  $            -               -               -
                 Discontinued operations ............. $       (0.23) $        0.15  $         0.05           (0.23)          (0.01)
       Diluted - Continuing operations ............... $       (2.37) $        0.10  $            -               -               -
                 Discontinued operations ............. $       (0.23) $        0.13  $         0.05           (0.23)          (0.01)

Cash dividends declared per common share.............. $           -  $           -  $            -  $            -   $           -
Shares used in computing earnings (loss) per
         share (in thousands)
         Basic........................................        29,744         21,770          17,023          15,467             800
         Diluted......................................        29,744         25,796          17,023          15,467             800
Cash, cash equivalents, and short-term
         Investments.................................. $       3,852  $       9,283  $          518  $           73   $         66
Total assets.......................................... $      47,713  $      19,457  $        4,765  $          123   $         66
Shares subject to recission ..........................           614              -               -               -              -
Shareholders' equity.................................. $      42,099  $      15,736  $        4,165              37             66


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

     Operating expenses primarily include depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the year ended December 31, 1999 includes depreciation and amortization of goodwill of $530,815 and deferred compensation amortization of $10,000. The Company recorded goodwill for the acquisition of OIA. General and administrative expenses were $5,493,459 or 23% of sales for the twelve months ended December 31, 1999 and $77,045 for 1998 resulting in an increase of $5,416,414 or 7030%.
The increase is due to the operating expenses of OIA from April 1 to December 31, 1999.

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

     o. Revenue Recognition Policy

     The Company generates revenues from the sale of investment seminars, the sale of home study courses and through subscriptions to the Company's website. The Company recognizes revenue as investment seminars are completed. Revenue is accrued for partially completed seminars as of the Company's year end. The Company recognizes revenue on product sales as the materials are shipped. Revenue relating to online subscriptions to the Company's website are deferred and recognized ratably over the subscription period. Prior investment seminar attendees are allowed to attend a refresher workshop at no charge, or to extend their subscription to the Company's website for six months at no charge if they refer another person to an OIA workshop. To date, the incremental costs for such incentives have not been significant.

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

     v. Cost of Acquisition Opportunities

     Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs relating to successful negotiations where the Company is the acquiring company are capitalized as part of the cost of the acquisition. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

     w. New Accounting Pronouncements

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


                                                  ZIASUN TECHNOLOGIES, INC.
                                                  A Nevada Corporation


Dated: August 2, 2001                            /S/ D. Scott Elder
                                                 -------------------------------
                                                 By: D. Scott Elder
                                                 Its: Chairman of the Board and
                                                 Chief Executive Officer


Dated: August 2, 2001                            /S/ Allen D. Hardman
                                                 -------------------------------
                                                 By: Allen D. Hardman
                                                 Its: President and COO



Dated: August 2, 2001                            /S/ Ross W. Jardine
                                                 -------------------------------
                                                 By: Ross W. Jardine
                                                 Its: Vice President and
                                                 Chief Financial Officer

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