Form 10-Q
period 2001-06-30
ZIASUN TECHNOLOGIES INC
filed 2001-08-13
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended: June 30, 2001; or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period _________ to __________

                         Commission File Number: 0-27349

                            ZIASUN TECHNOLOGIES, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                                  84-1376402
 ------------------------------                              ------------------
(State or other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)


665 San Rodolfo Drive, Suite 120, Solana Beach, California       92075
----------------------------------------------------------   ------------------
   (Address of principal executive offices)                    (Zip Code)


                                 (858) 350-4060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, there were 31,824,830 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

                                     PART I.

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position for the quarters ended June 30, 2001 and 2000, have been made. The results of operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                          Index to Financial Statements

                                                                         Page
                                                                         ----
Balance Sheets .........................................................   3
Statements of Operations ...............................................   5
Statements of Stockholders' Equity .....................................   7
Statements of Cash Flows ...............................................   9
Notes to the Financial Statements ......................................   11

     All other schedules are not submitted because they are not applicable or not required, or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                     December 31,     June 301,
                                                         2000           2001
                                                     ---------------------------
                                                           (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                          $ 3,851,897    $ 5,082,217
  Trade receivables                                      954,848        927,587
  Prepaid expenses                                       265,618         72,569
                                                     ---------------------------

     Total Current Assets                              5,072,363      6,082,373
                                                     ---------------------------

EQUIPMENT

   Machinery and equipment                               288,905        257,213
   Office equipment                                      169,663        108,091
   Leasehold improvements                                 76,681         64,261
                                                     ---------------------------
                                                         535,249        429,565
   Less: accumulated depreciation                       (171,585)      (158,689)
                                                     ---------------------------

     Total Equipment                                     363,664        270,876
                                                     ---------------------------

OTHER ASSETS

   Deferred acquisition costs                                 -         730,898
   Equity investment                                   6,055,000      5,979,906
   Net assets of discontinued operations                 403,915             -
   Goodwill - net of accumulated amortization of
    $3,849,826 and $6,109,418                         35,802,447     33,542,855
   Receivables - related parties                              -           5,000
   Other assets                                           16,048         38,462
                                                     ---------------------------

     Total Other Assets                               42,277,410     40,297,121
                                                     ---------------------------

     TOTAL ASSETS                                    $47,713,437    $46,650,370
                                                     ===========================


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     December 31,     June 301,
                                                         2000           2001
                                                     ---------------------------
                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses             $ 1,855,544    $ 1,482,548
   Income tax payable                                     26,958        461,311
   Sales tax payable                                   3,004,914      3,215,000
   GST payable                                           112,841        162,993
                                                     ---------------------------

     Total Current Liabilities                         5,000,257      5,321,852
                                                     ---------------------------

     Total Liabilities                                 5,000,257      5,321,852
                                                     ---------------------------

COMMITMENTS AND CONTINGENCIES

   Shares subject to recission                           613,830        654,370
   Minority interest                                          -          25,000

STOCKHOLDERS' EQUITY

  Common stock: 250,000 shares authorized of $0.001
   par value, 32,675,330 shares issued and 32,314,630
   outstanding at December 31, 2000, 31,824,830 shares
   issued and 31,824,830 outstanding, at June 30, 2001.   32,675         31,824
  Additional paid-in capital                         116,909,372    115,818,830
  Treasury stock, 360,700 and no shares,
   respectively                                         (799,538)            -
  Deferred compensation                                  (36,097)       (27,073)
  Accumulated deficit                                (74,007,062)   (75,174,433)
                                                     ---------------------------


     Total Stockholders' Equity                       42,099,350     40,649,148
                                                     ---------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $47,713,437   $ 46,650,370
                                                     ===========================


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2001           2000            2001           2000
                                                 -------------  -------------   ------------   ------------
SALES, NET                                       $ 26,290,955   $ 29,773,923    $13,377,043    $15,540,602

COST OF GOODS SOLD                                  9,183,010     10,248,927      4,749,108      5,700,350
                                                 ------------   -------------   ------------   ------------

   Gross Margin                                   17,107,945      19,524,996      8,627,935      9,840,252
                                                 ------------   -------------   ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization expense           2,794,598       2,322,037      2,636,740      1,160,053
   Bad debt expense                                   30,000              -          15,000             -
   General and administrative                     11,308,834      16,912,417      6,190,284      7,566,355
                                                 ------------   -------------   ------------   ------------

     Total Operating Expenses                     14,133,432      19,234,454      8,842,024      8,726,408
                                                 ------------   -------------   ------------   ------------

     Gain (Loss) from Operations                   2,974,513         290,542       (214,089)     1,113,844
                                                 ------------   -------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Gain (loss) on disposal of assets                (32,166)        (41,187)        (50,000)       (50,190)
   Loss on equity investments                            -         (474,603)             -        (270,105)
   Interest expense                                      -         (190,786)             -        (115,663)
   Interest and dividend income                     139,295          69,991          63,326         46,222
                                                 ------------   -------------   ------------   ------------

     Total Other Income (Expense)                   107,129        (636,585)         13,326       (389,736)
                                                 ------------   -------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                 3,081,642        (346,043)       (200,763)       724,108

INCOME TAXES                                      2,327,162         677,494         771,620        654,494
                                                 ------------   -------------   ------------   ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                            754,480      (1,023,537)       (972,383)        69,614

DISCONTINUED OPERATIONS                            (889,655)       (132,367)     (1,139,667)         7,430

GAIN (LOSS ON) DISPOSAL OF
 DISCONTINUED OPERATIONS                                 -          (11,467)             -         (11,467)
                                                 ------------   -------------   ------------   ------------

NET INCOME (LOSS)                                $ (135,175)    $(1,167,371)    $(2,112,050)   $    65,577
                                                 ============   =============   ============   ============


                 See accompanying notes to financial statements

                                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations (continued)
                                                  (Unaudited)

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2001           2000            2001           2000
                                                 -------------  -------------   ------------   ------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,268,927     32,326,891     32,308,670     32,317,042
                                                 ============   =============   ============   ============

   Continuing                                    $       0.03   $      (0.03)   $     (0.03)   $      0.00
   Discontinued                                         (0.03)         (0.00)         (0.04)         (0.00)
                                                 -------------  -------------   ------------   ------------

BASIC INCOME (LOSS) PER SHARE                    $      (0.00)  $      (0.03)   $     (0.07)   $      0.00
                                                 =============  =============   ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,268,927     32,326,891     32,308,670     32,352,536
                                                 ============   =============   ============   ============

   Continuing                                    $       0.03   $      (0.03)   $     (0.03)   $      0.00
   Discontinued                                         (0.03)         (0.00)         (0.04)         (0.00)
                                                 -------------  -------------   ------------   ------------

FULLY DILUTED INCOME (LOSS)PER SHARE             $      (0.00)  $      (0.03)   $     (0.07)   $      0.00
                                                 ============   =============   ============   ============


                 See accompanying notes to financial statements

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


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                Other
                                   Common Stock        Additional                Com-     Deferred
                              ----------------------    Paid-in    Treasury   prehensive    Com-      Accumulated
                                Shares       Amount     Capital     Stock       Income    pensation     Deficit         Total
                              ----------------------  ----------- ----------  ----------  ----------  -------------  ------------
Balance,
 December 31, 2000            32,675,330  $  32,675  $116,909,372 $(799,538)  $   -       $ (36,097)  $(74,007,062)  $42,099,350

Amortization of deferred
 compensation (Unaudited)         -            -           -          -           -           9,024        -               9,024

Common stock issued for
 services (Unaudited)            27,000          27       18,198      -           -           -            -              18,225


Treasury stock received
For subsidiaries (unaudited)      -            -           -       (310,080)      -           -            -            (310,080)

Treasury stock retired         (877,500)       (878)  (1,108,740) 1,109,618       -           -            -                 -
(unaudited)

Loss for the six months
 ended June 30, 2001 (unaudited)  -            -           -          -           -           -         (1,167,371)   (1,167,371)
                              ----------------------  ----------- ----------  ----------  ----------  -------------  ------------
Balance,
June 30, 2001 (unaudited)     31,824,830  $  31,824  $115,818,830 $   -       $   -       $ (27,073)  $(75,174,433)  $ 40,649,148
                              ----------  ---------- ------------ ----------  ----------  ----------  -------------  ------------


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                    For the Six Months Ended
                                                           June 30,
                                                 -------------------------------
                                                     2001           2000
                                                 -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $  (135,175)   $ (1,167,371)
   Adjustments to reconcile net loss to net
    cash provided operating activities:
     Depreciation and amortization                 2,754,167       2,322,037
     Bad debt expense                                 30,000          30,000
     Loss on equity investment                           -           474,603
     Common stock issued for services                300,000          18,225
      Gain (loss) on disposed of assets                  -            41,187
      Common stock received for subsidiaries             -          (310,080)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable      344,293          (2,739)
     (Increase) decrease in prepaids                (243,817)        193,049
     (Increase) decrease other assets                 90,565         (22,412)
     Increase (decrease) in accounts payable and
      accrued expenses                              (184,634)       (667,135)
     Increase (decrease) in taxes payable          1,610,433         694,591
     Increase (decrease) in deferred income              -           334,679
     (Increase) decrease in receivable
        - related party receivable                       -            (5,000)
                                                 -------------  ----------------

NET CASH PROVIDED BY CONTINUING
 OPERATING ACTIVITIES                              4,565,832       1,933,634

NET CASH PROVIDED BY DISCONTINUED OPERATIONS         885,951         403,914
                                                 -------------  ----------------

   Net Cash Provided by Operating Activities       5,451,783       2,337,548
                                                 -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of deferred acquisition costs                 -          (730,898)
   Cash acquired in purchase of subsidiary               -            25,000
   Purchases of equity investments                  (200,000)       (399,509)
   Purchases of property and equipment              (149,311)         (1,821)
   Purchase of discontinued subsidiaries            (300,000)            -
   Investing activities of discontinued operations   (53,502)            -
   Earn out payment to former shareholders
     of subsidiary                                (6,000,000)            -
                                                 -------------  ----------------

       Net Cash Used in  Investing Activities    $(6,702,813)   $ (1,107,228)
                                                 -------------  ----------------


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)


                                                    For the Six Months Ended
                                                           June 30,
                                                 -------------------------------
                                                     2001           2000
                                                 -------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Financing activities of discontinued
       operations                                $   (89,228)   $        -
   Proceeds from exercise of stock options            25,000             -
                                                 -------------  ----------------

    Net Cash Provided by Financing Activities        (64,228)            -
                                                 -------------  ----------------

NET INCREASE (DECREASE) IN CASH                   (1,315,258)      1,230,320

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   9,283,310       3,851,897
                                                 -------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 7,968,052    $  5,082,217
                                                 =============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                      $       -      $        -
   Income taxes                                  $   251,587    $    243,141

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock     $102,077,494   $        -
   Issuance of common stock for related
        party payable                            $    690,000   $        -
   Treasury stock retired                        $         -    $   (310,080)


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUBSEQUENT EVENTS

     On May 3, 2001, the Company and Telescan, Inc., a Delaware Corporation ("Telescan") entered into an Agreement and Plan of Merger (the "Merger
     Agreement"), whereby Telescan and the Company agreed to engage in a business combination ("the Merger") that results in each becoming a wholly owned subsidiary of a new corporation, INVESTools, Inc. ("INVESTools"), to be organized under the laws of the State of Delaware.

     As a result of the Merger, each issued and outstanding share of the Company's common stock, are to be converted into the right to receive one share of INVESTools common stock, par value $0.01 per share ("INVESTools common stock"). Each issued and outstanding share of Telescan common stock, par value of $0.01 per share, shall be converted into the right to receive
     0.56486 shares of INVESTools common stock, while each issued and outstanding share of Telescan 5% Series B Convertible Stock, par value of $0.01 per share, shall be converted into and become one share of INVESTools 5% Convertible Preferred Stock, par value $0.01 per share. The merger is expected to result in the Company's shareholders owning approximately 75% of INVESTools. The Company has capitalized $730,898 of costs associated with the merger.

     The closing of the Merger is subject to certain conditions, including obtaining the approval of the stockholders of Telescan and the Company.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 3 - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing basis earnings per share. The number of shares using the calculation for the periods June 30, 2001 and 2000.

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2000           2001            2000           2001
                                                 -------------  -------------   ------------   ------------
Net earnings (loss) available to
 common shareholders                             $  (135,175)   $ (1,167,371)   $(2,112,050)   $    65,577


Average number of common shares
 used in basic EPS                                27,268,927      32,326,891     32,308,670     32,317,042


     The Company incurred a net loss from continuing operations for the three months ended June 30, 2001 and for six months ended June 30, 2001. Accordingly the effect of dilutive securities are not included in the calculation of EPS because their effect would be anti-dilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2000           2001            2000           2001
                                                 -------------  -------------   ------------   ------------
Net earnings available to common
 shareholders used in basic EPS                  $  (135,175)   $ (1,167,371)   $(2,112,050)   $    65,577

Average number of common shares
 used in basic EPS                                27,268,927      32,326,891     32,308,670     32,317,042

Stock options                                         33,151         120,132         49,767         35,494

Average number of common
 shares and dilutive potential
 common stock used in diluted EPS                 27,302,078      32,447,023     32,358,437     32,352,536



                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 3 - EARNINGS (LOSS) PER SHARE (Continued)

     The shares issuable upon exercise of options and warrants represent the quarterly average of the shares issuable at exercise net of share assumed to have been purchased at the average market price for the period with assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive.

NOTE 4 - FORMATION OF SUBSIDIARY

     In March 2001, the Company formed a 75% owned subsidiary. The subsidiary is a Singapore corporation which markets and manages its operations in the Asian rim primarily Singapore and Malaysia. The minority interest represents the capital contribution by the minority shareholders of $25,000.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $33,542,855. Amortization expense during the six-month period ended June 30, 2001 was $2,268,616. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2001, the Company paid $925,000 in marketing expenses to a Company owned by certain officers and directors of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued operations
-----------------------

     At its board meeting on March 22, 2001, the Board of Directors adopted a plan to discontinue its foreign operations, which are unrelated to OIA. The foreign subsidiaries were small in comparison to the U.S. operations, and were difficult to manage at a long distance. The intent of management was to either resell the foreign operations to the parties, which originally sold the foreign subsidiaries to the Company, or to seek other third-party purchasers. In May, 2001, the Company completed the sale of MAI in exchange for 266,800 shares of its common stock. In June, 2001, the Company completed the sale of APT and API for 250,000 shares of its common stock. Accordingly, the Company's financial statements and the related Management's Discussion and Analysis, have been restated to present the continuing operations, which are the operations of OIA. The discontinued operations are shown as a separate line item in the Company's statement of operations.

June 30, 2001 and December 31, 2000
-----------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's current assets at December 31, 2000 were $5,072,363 compared to $6,082,373 at June 30, 2001. The Company's current liabilities were $5,000,257 and $5,321,853 at the same dates, respectively. This represents an increase in the Company's working capital from $72,106 to $760,520. This increase occurred because the Company generated $1,933,634 from its operating activities. The cash generated from operations was partly used to increase the Company's investment in equity investments through the MVA/MKZ equity fund by $399,509. Another material use of the cash from operations was the payment of $730,898 of deferred acquisition costs related to the Telescan merger. Included in current liabilities is $3,550,214 of sales tax payable on the Company's domestic sales. The Company is currently negotiating with the various states of the United States to determine what, if any sales tax it owes on its video and seminar sales. In the interim the Company has accrued management's estimate of the sales tax liability.

     The Company also holds 5,400,000 shares of Asia4Sale restricted stock. The Company intends to either free up the shares up for sale in accordance with Rule 144 or to sell them in a private transaction. However, because the shares of Asia4Sale are thinly traded and the shares remain restricted due to rule 144, no value has been recorded for these shares in the June 30, 2001 financial statements.

     During the six months ended June 30, 2001, the Company paid $243,141 in income taxes. Prepaid expenses decreased by $193,049, accounts payable, deferred income, and accrued expenses decreased by $331,921, and taxes payable increased by $694,591 as a result of these uses of Company resources.

     At June 30, 2001 the Company has no long-term debt. The Company has sufficient cash flow from its continuing operations to meet its current obligations. The Company anticipates continued positive cash flow during the next twelve months. Management intends to invest its cash flow in marketing and to seek mergers with or acquisition of companies that will contribute in a positive way to its operating strategy. The Company has budgeted $1,000,000 for such acquisition efforts in 2001. Of the amount budgeted, $730,898 has been spent through June 30, 2001 in connection with the planned merger with Telescan.

     In During the second half of 2000 and the first six months of 2001, the stock market has had a significant down turn in the United States. The Company is uncertain if this down turn will have a lasting effect on the demand for its services and products. To date, sales have continued to grow when compared on a quarterly basis to the prior year. Also, several new seminar companies have entered the market place. Some of these companies have hired former employees of the Company. The Company is uncertain as to the extent of competition it will have with these companies.

Results of Operations
For the Six Months Ended June 30, 2001 Compared to June 30, 2000
----------------------------------------------------------------

     The Company has revised its June 30, 2000 statements of operations to reflect its foreign subsidiaries as discontinued operations. Accordingly its operations for 2000 and 2001 relate solely to OIA and its corporate overhead.

     The Company's sales increased by $3,482,968 from 2000 to 2001. This is an increase of 13%. The increase is the result of the Company's expanded sales effort in the overseas markets where sales increased by $4,150,000 and the growth in the sales of homestudies by $300,000. Renewal sales increased by about $750,000. However domestic seminar sales decreased by about $1,700,000. The Company's gross margin was 65% of sales in 2000 compared to 66% in 2001.

     The Company recorded a decrease in its depreciation and amortization expense in 2001 of $472,561 compared to 2000. The decrease was due to the write down of the additional goodwill recorded on the OIA earn out. The amortization is computed on the net goodwill carried on the Company's books, after it recorded an impairment of the goodwill in the fourth quarter of 2000. The impairment of $71,755,840 was computed using management's best estimate of the future cash flows from its OIA subsidiary. The estimate is based upon the recent down turn in the stock market, which has affected the Company's sales of internet investment seminars.

     General and administrative, (G & A) expenses increased by $5,603,583 from 2000 to 2001. The increase is due to higher salaries paid to the Company's administrative and marketing staff and additional staff hirings. Payroll increased by approximately $4,000,000 when comparing the current six month period to the same period of the year 2000. G & A was 59% of sales in 2001 compared to 43% in 2000.

     The Company's sales are directly related to the amount of marketing it performs. The Company continues to budget significant dollars for advertising its seminars. As the Company expands overseas, the advertising costs increase. Marketing costs increased during the first six months of 2001 in comparison to the first six months of 2000. The Company has found that the cost for each foreign attendee is higher than for each North American attendee. This is due to in large part to higher travel costs. However, the market abroad is large and management believes that the gross margin is sufficient to justify the additional expenditures. Advertising and marketing increased by approximately $1,500,000 in the first six months of 2001 over the same period of 2000.

     The Company's income tax expense for 2000 was $2,327,162 compared to $677,494 for 2001. The Company showed a loss from continuing operations before income taxes for 2001 of $346,043 compared to income of $3,081,642 in 2000. However, because the amortization of goodwill is not deductible for taxes, the Company still incurred income tax expense in 2001.

     The Company recorded a loss from discontinued operations of $132,367 in 2001 compared to a loss of $889,655 in 2000. These discontinued operations were in the Philippines and Hong Kong. The Company's principle operations are now headquartered in the United States. Management believes that it was in the best interest of the Company to sell these operations so that it could focus its time and resources on its profitable enterprises. Also, with the down turn in the Asian-rim economies, and especially in the Philippines, what were once profitable subsidiaries no longer provided positive cash flow to the Company by the second quarter of 2000. However, the Company's new subsidiary, OIA-Asia has been highly successful in generating sales in Singapore and Malaysia. OIA-Asia had sales of $735,463 from March of 2001 to June 30, 2001 which were its first months in operation.

     Total other income (expense) was expense of $636,585 compared to income of $107,129 for the corresponding six months of the prior year. The expense was the result of the Company recording its share of the losses of MVA of $474,603 and interest accrued on the Company's liabilities of $190,786. The Company invested in MVA in the third quarter of 2000.

Results of Operations
For the Three Months Ended June 30, 2001 Compared to June 30,2000
--------------------------------------------------------------------------------

     The Company's sales increased by $2,163,559 or 16% for the three months ended June 30, 2001 compared to the same period in 2000. The increase was attributable to foreign sales increasing by approximately $2,500,000, home studies increasing by $300,000 and renewal sales increasing by $400,000. However, domestic workshop sales declined by about $1,000,000. Management believes that this decrease is due to the continued volatility in the US stock market, which has dampened interest in the stock market. The gross margin for the quarters ended June 30, 2001 and 2000 were 63% and 64%, respectively.

     G&A was 49% of sales in the second quarter of 2001 compared to 46% in the same period of 2000. The increase is due primarily to increased administrative and sales payrolls. These payrolls increased by about $1,200,000. Another large increase was due to extra legal fees of approximately $200,000 incurred in as a result of the several lawsuits, the Company had to deal with in the second quarter of 2001. Depreciation and amortization expense decreased by $1,476,687 due to the goodwill write down described above

     The Company had income from operations of $69,614 compared to a loss of $972,383 for the second quarter of 2001 and 2000, respectively.

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

CERTAIN BUSINESS RISKS
----------------------

     Consideration should be given to the risks described below before making an investment decision in the Company. The risks and uncertainties described below are not the only ones facing the Company, and there may be additional risks that are not presently known, or are currently deemed immaterial. All of these risks may impair business operations.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     An increase in ZiaSun's marketing expenditure may not result in increased revenue.
     ---------------------------------------------------------------------------

     For the six months ended June 30, 2001, ZiaSun had revenues of $29.8 million compared to $26.3 million for the same period in 2000, an increase of about $3.5 million. ZiaSun believes that in order to maintain or increase revenues, additional marketing costs will have to be incurred. No assurance can be given that ZiaSun will be able to maintain or increase revenues by expanding marketing costs. Further, ZiaSun has no control over the stock market or over the effect that its fluctuations have on the demand for investor training seminars and materials. It is ZiaSun's intention to continue increasing its marketing efforts and to explore new opportunities to generate additional revenue.

     ZiaSun's market share and revenues may suffer if it is unable to compete effectively.
     ---------------------------------------------------------------------------

     There are several corporations, firms and individuals engaged in the type of business activities in which ZiaSun is presently engaged. Many of those entities are more experienced and possess substantially greater financial technological, marketing, operational and other resources than ZiaSun or its subsidiaries. Some of ZiaSun's competitors have longer operating histories. In addition, certain of ZiaSun's competitors offer a wider range of services and financial products than ZiaSun, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Certain of ZiaSun's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from ZiaSun. Such competitors could conduct more extensive promotional activities and offer better terms and lower prices to customers than ZiaSun can.

     Certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce ZiaSun's market share.

     While ZiaSun cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, ZiaSun may be adversely affected by such competition or legislation. To the extent ZiaSun's competitors are able to attract and retain customers based on the convenience of one-stop shopping, ZiaSun's business or ability to grow could be adversely affected.

     There can be no assurance that ZiaSun will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on ZiaSun's business, financial condition and operating results.

     ZiaSun's ability to operate its business could be seriously harmed if it loses key employees.
     --------------------------------------------------------------------------

     Historically, ZiaSun and its subsidiaries have been heavily dependent on the abilities of D. Scott Elder, Ross W. Jardine, Allen D. Hardman, Scott Harris and David McCoy, who contribute essential technical and management experience. ZiaSun currently only has an employment and non-competition agreement with Allen
D. Hardman. In the event of future growth in administration, marketing, manufacturing and customer support functions, ZiaSun may have to increase the depth and experience of its management team by adding new members. ZiaSun's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of ZiaSun. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     ZiaSun's business could be disrupted or severely impacted by a failure in the electronic system supporting its provision of services through the Internet, online providers and touch-tone telephone.
     ---------------------------------------------------------------------------

     Many of the services and products offered by ZiaSun and its subsidiaries are through the Internet, online service providers and touch-tone telephone. Thus, ZiaSun depends heavily on the integrity of the electronic systems supporting this activity, including ZiaSun's internal software programs and computer systems. ZiaSun's systems or any other systems of third parties utilized by it could slow down significantly or fail for a variety of reasons including: undetected errors in ZiaSun's internal software programs or computer systems; ZiaSun's inability to effectively resolve any errors in ZiaSun's internal software programs or computer systems once they are detected; or heavy stress placed on ZiaSun's system during certain peak hours of usage of either ZiaSun's own or its third party provider systems. ZiaSun could also be affected by computer viruses, electronic break-ins or other similar disruptions. If any of these systems slows down significantly or fails even for a short time, ZiaSun's customers would suffer delays and dissatisfaction.

     ZiaSun could experience a number of adverse consequences as a result of these systems failures, including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that ZiaSun's network structure or those of third party service providers will operate appropriately in any of the following events: subsystem, component or software failure; a power or telecommunications failure; human error; an earthquake, fire or other natural disaster; or an act of God or war. There can be no assurance that in any such event, ZiaSun will be able to prevent an extended systems failure. Any such systems failure that interrupts ZiaSun's operations could have a material adverse effect on ZiaSun's business, financial condition and operating results.

     A security breach, virus or inappropriate use by Internet users could disrupt ZiaSun's service.
     ---------------------------------------------------------------------------

     A significant barrier to online commerce is the secure transmission of confidential information over public networks. The security of ZiaSun's customers' confidential transaction data could be jeopardized as a result of the accidental or intentional acts of Internet users, current and former employees or others or computer viruses. ZiaSun could lose customers and be liable for damages caused by these security breaches, which could result in poor operating results. Security breaches experienced by other electronic commerce companies could reduce consumers' confidence in ZiaSun. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the encryption and authentication technology ZiaSun uses to protect customer transaction data. If any such compromise of ZiaSun's security were to occur, it could have a material adverse effect on ZiaSun's business, financial condition and operating results. In addition, the costs required to continually upgrade ZiaSun's security measures could be prohibitively expensive and could result in delays or interruption of service that could result in a loss of customers.

     ZiaSun's business is subject to fluctuations, which may negatively impact the price of its common stock.
     ---------------------------------------------------------------------------

     ZiaSun expects to experience large fluctuations in future quarterly operating results that may be caused by many factors, including: the timing of introductions or enhancements to online investing services and other products by ZiaSun or its competitors; market acceptance of online investing services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by ZiaSun or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions. ZiaSun has also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

     The operating expenses of ZiaSun are based in part on ZiaSun's expectations of its future revenues and are relatively fixed in the short term. ZiaSun's short-run, fixed corporate office costs, including rent, utilities, telephone, remuneration packages, D&O Insurance, PR Service, FICA, worker's compensations, P&L Insurance, medical insurance, and stock transfer agent fees, is approximately $833,000 per month. ZiaSun may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If ZiaSun has a shortfall in revenues in relation to its expenses, or if its expenses precede increased revenues, then ZiaSun's results of operations and financial condition would be materially adversely affected. It is also possible that in some future periods ZiaSun's results of operations may be below the expectations of investors. In this event, the price of ZiaSun's common stock is likely to fall.

     The cost of ZiaSun's operations may outpace its revenues.
     ---------------------------------------------------------

     ZiaSun's cost per seminar is higher because the average attendance at the seminars has declined from approximately 60 attendees per seminar in 2000 to approximately 45 attendees per seminar in 2001 and ZiaSun strives to provide the same quality of meeting facilities and speakers regardless of the attendance. Management attributes this average attendance decrease to overall decline in the stock market. Rapid growth may strain ZiaSun's ability to expand adequately.

     If ZiaSun's information management systems do not expand to meet increasing demands, or if ZiaSun fails to attract, assimilate and retain qualified personnel, or if ZiaSun fails to manage ZiaSun's expansion effectively, there could be a material adverse effect on ZiaSun's business, financial condition and operating results. The rapid growth in the use of ZiaSun's services may strain ZiaSun's ability to adequately expand technologically.

     As ZiaSun acquires new equipment and applications quickly, ZiaSun has less time and ability to test and validate hardware and software, which could lead to performance problems. ZiaSun also relies on a number of third parties to process ZiaSun's transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for ZiaSun. Any backlog caused by a third party's inability to expand sufficiently to meet ZiaSun's needs could have a material adverse effect on its business, financial condition and operating results. As trading volume increases, ZiaSun may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of orders that need review, which could lead not only to unsatisfied customers, but also to liability for orders that were not executed on a timely basis. Such loss of business could have a material adverse effect on ZiaSun's business, financial condition and operation results.

     If ZiaSun's new services and products are not accepted by consumers, or if Internet usage does not continue to grow, ZiaSun may not be able to grow its business and increase revenue.
     ---------------------------------------------------------------------------

     The market for online investing services is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For ZiaSun, this uncertainty is compounded by the risks that consumers will not adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit ZiaSun to succeed.

     Sales of many of ZiaSun's services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products such as high-speed modems and communication lines. The Internet has grown and is expected to grow both in number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation.

     Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If these critical issues are not resolved, or if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, ZiaSun's business, financial condition and operating results could be materially adversely affected. Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business.

     Additionally, ZiaSun's services over the Internet will require on-going marketing and sales efforts to educate prospective customers regarding the Internet's uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing research and trading, which could have a material adverse effect on ZiaSun's business, financial condition and operating results.

     ZiaSun's stock price has declined over the past year, and may continue to decline in the future due to market price and trading volume declines of publicly held Internet companies.
     ---------------------------------------------------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ZSUN." The market price of the Company's Common Stock has been, and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: quarterly variations in operating results; announcements of technological innovations or new software, services or products by the Com

     The market price of ZiaSun's stock has declined over the past year, and may continue to decline in the future. In addition, most publicly-held Internet companies have experienced market price and trading volume declines. These broad market and industry factors may materially adversely affect the market price of ZiaSun stock, regardless of ZiaSun's actual operating performance. In the past, following periods of decline in the market price of a company's securities, securities class-action litigation often has been instituted against such companies. This type of litigation, if -initiated, could result in substantial costs and a diversion of ZiaSun's management's attention and resources.

     A decline in general economic conditions or in the popularity of the stock market with individual investors may decrease ZiaSun's revenue.
     ---------------------------------------------------------------------------

     All of ZiaSun's revenue in the past has been from ZiaSun's online investor services and products, and ZiaSun expects this business to continue to account for all of ZiaSun's revenue in the foreseeable future. ZiaSun, like other companies in the Internet securities industry, is directly affected by economic conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could affect customer's interest in its products and services and adversely affect ZiaSun's operating results.

     The stock market has recently suffered major declines, as a result of which many companies and firms suffered major financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced revenues to companies such as ZiaSun. When trading volume is low and investor and customer interest in or use of ZiaSun's products and services diminishes, ZiaSun's operating results may be adversely affected, because ZiaSun's overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on ZiaSun's business, financial condition and operating results. ZiaSun may not successfully develop and market new services and products in a timely or cost-effective manner.

     ZiaSun's future success depends in part on ZiaSun's ability to develop and enhance ZiaSun's services and products and to adapt to rapidly changing Internet technologies. There are significant technical risks, as well as costs, in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that ZiaSun will be successful in achieving any of the following: effectively using new technologies; adapting ZiaSun's services and products to emerging industry standards; developing, introducing and marketing service and product enhancements; or developing, introducing and marketing new services and products. ZiaSun may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If ZiaSun is unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, ZiaSun's business, financial condition and operating results will be materially adversely affected. ZiaSun may not be able to compete effectively if it is unable to protect its proprietary rights.

     ZiaSun does not presently hold any patents, but does hold some registered copyrights. ZiaSun is also currently in the process of seeking copyright and trademark protection of its trade names and Web site addresses. ZiaSun's success and ability to compete are dependent to a degree on ZiaSun's name and product recognition. Accordingly, ZiaSun will primarily rely on copyright, trade secret and trademark law to protect its products, services and brand names under which ZiaSun conducts its business. Effective trademark protection may not be available for ZiaSun's trademarks. There can be no assurance that ZiaSun will be able to secure significant protection for ZiaSun's trademarks.

     ZiaSun's competitors or others may adopt product or service names similar to ZiaSun's, thereby impeding ZiaSun's ability to build brand identity and possibly leading to customer confusion. ZiaSun's inability to protect its product, brand, trade names and trademarks adequately would have a material adverse effect on ZiaSun's business, financial condition and operating results. Despite any precautions ZiaSun takes, a third party may be able to copy or otherwise obtain and use ZiaSun's software or other proprietary information without authorization or to develop similar software independently.

     In addition, ZiaSun does not know whether it will be able to defend its proprietary rights, since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is still evolving. Policing unauthorized use of ZiaSun's technology is made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of software or other data transmitted thereon. The laws of other countries may afford ZiaSun little or no effective protection for ZiaSun's intellectual property.

     There can be no assurance that the steps ZiaSun takes will prevent misappropriation of ZiaSun's technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce ZiaSun's intellectual property rights; protect ZiaSun's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on ZiaSun's business, financial condition and operating results.

     ZiaSun may incur substantial costs if it is accused of infringing upon the proprietary rights of others.
     ---------------------------------------------------------------------------

     ZiaSun may in the future receive notices of claims of infringement on other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against ZiaSun. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert ZiaSun's attention and resources or require ZiaSun to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on ZiaSun's business, financial condition and operating results. ZiaSun may not be able to expand into new markets.

     One element of ZiaSun's strategy is to leverage ZiaSun's brand names and services that ZiaSun and its subsidiaries provide. No assurance can be given that ZiaSun will be able to successfully adapt ZiaSun's products and services for use in other markets. Even if ZiaSun does adapt ZiaSun's products to other markets, no assurance can be given that ZiaSun will be able to compete successfully in any such new markets. There can be no assurance that ZiaSun's marketing efforts or ZiaSun's pursuit of any new opportunities will be successful. If ZiaSun's efforts are not successful, ZiaSun could realize less than expected earnings, which in turn could result in a decrease in the market value of ZiaSun common stock. Furthermore, such efforts may divert management attention or inefficiently utilize ZiaSun's resources. ZiaSun's business is subject to the risks inherent in doing business in foreign markets.

     One component of ZiaSun's strategy is a planned increase in efforts to attract additional international customers and to expand ZiaSun's OIA seminars, services and products into international markets.

     There are certain risks inherent in doing business in international markets, such as: unexpected changes in regulatory requirements, tariffs and other trade barriers; difficulties in staffing and managing foreign operations; political instability; fluctuations in currency exchange rates; reduced protection for intellectual property rights in some countries; seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and potentially adverse tax consequences. Any of the foregoing could adversely impact the success of ZiaSun's international operations. In some of the countries in which ZiaSun does business, ZiaSun relies upon third parties for a variety of business and regulatory compliance matters. ZiaSun has limited control over the management and direction of these third parties. ZiaSun runs the risk that their action or inaction could harm ZiaSun's operations and/or the goodwill associated with ZiaSun's brand names. As a result, the risk to its operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on ZiaSun's future international operations, if any, and, consequently, on its business, financial condition and operating results.

     ZiaSun Common Stock May Be Deemed a "penny stock," which may make it more difficult for you to sell your shares of ZiaSun common stock.
     ---------------------------------------------------------------------------

     ZiaSun common stock may, at some future time, be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this joint proxy statement/prospectus, ZiaSun common stock has a price less than $5.00.

     If ZiaSun common stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act would require broker-dealers, dealing in ZiaSun common stock, to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in ZiaSun common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in ZiaSun common stock to resell their shares to third parties or to otherwise dispose of them.

     ZiaSun's business may be affected if ZiaSun is deemed to be an "investment adviser."
     ---------------------------------------------------------------------------

     On May 2, 2001, the California Department of Corporations advised ZiaSun that it could not grant ZiaSun's application to qualify to offer and sell certain shares of ZiaSun common stock in California, as the California Department of Corporations believed that ZiaSun's wholly- owned subsidiary OIA was acting as an unlicensed investment adviser in California. During May 2001, ZiaSun renewed its request that the application be approved, asserting that based on existing case law, and an opinion previously issued by the California Department of Corporations, OIA does not engage in the activities of an investment adviser. ZiaSun's business would be adversely affected if ZiaSun or OIA were deemed to be an "investment adviser" by any state, in which ZiaSun currently conducts or may conduct business. ZiaSun's financial condition could be materially adversely affected due to the cost associated with registering as an investment adviser and maintaining that status. Further, if ZiaSun or OIA were required to register as an investment adviser, OIA might be required to cease holding workshops in one or more states until such registration was completed. The loss of revenue from the canceled workshops could have a material adverse effect on ZiaSun's financial condition. Should OIA be deemed an investment adviser, it will have to register as such in California, and instructors for its seminars may have to obtain appropriate licenses and pass certain examinations. In addition, there may be additional similar filings to be made in other states, which may result in considerable expense to ZiaSun.

     ZiaSun has hired a company majority-owned by certain of its directors to conduct ZiaSun's media marketing.
     ---------------------------------------------------------------------------

     D. Scott Elder, Ross Jardine, David McCoy and Scott Harris, each an officer and/or a director of ZiaSun and/or OIA, each own a 20% interest in Generation Marketing, LLC, which conducts business with OIA. Generation Marketing is a newly-formed media marketing company managed by an ex-employee of the company, who previously used to handle OIA's marketing requirements. In the second half of 2000, OIA began contracting with Generation Marketing for international marketing services, and paid Generation Marketing approximately $40,000. In
2001, OIA transferred all its marketing business to Generation Marketing and through June 30, 2001 has made payments approximating $925,000. This ownership interest of officers and directors of ZiaSun and OIA in Generation Marketing could give rise to conflicts of interest.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company's exposure to interest rate changes is not considered to be material to the Company. The
Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

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

     Settlement of OIA V. Wall Street Mentors, Inc. et. al.
     -----------------------------------------------------

     On or about April 13, 2001, the Company's wholly-owned subsidiary, OIA, entered into a settlement agreement with Wall Street Mentors, Inc. ("WSM") and five former independent contractors of OIA and others, providing for the settlement of the matter entitled Online Investors Advantage, Inc., v. Varlin Law, Rhett Anderson, David Nicolson, Roger Taylor, Bart Coon, Steve Admundsen, Tim Anderson, David Shamy, Brock Madsen and Wall Street Mentors, Inc., filed by OIA on or about February 23, 2001, in the United States District Court for the District of Utah, Case No. 2:01 CV0129 C, and other possible claims of the parties. In this action, OIA has alleged, among other things, copyright infringement, misappropriation of trade secrets, unfair competition, libel, deceptive trade practices, and breach of non-competition agreements and confidentiality agreements, by the party defendants. Subject to the performance of the parties under the settlement agreement, OIA and the defendants have each agreed to release the other from any and all claims arising out of the OIA lawsuit described above, and WSM and the individual defendants have released OIA, the Company and its officers, directors and affiliates, from any additional claims or actions they may have, in law or equity. The parties have agreed that the terms of the Settlement agreement will be kept confidential.

     Scott Bowen v. ZiaSun Technologies, Inc.
     ---------------------------------------

     ZiaSun is a party defendant in the matter of Scott Bowen v. Bryant D. Cragun, et al. Superior Court of California, County of San Diego, Case No. 762921. The Plaintiff alleges to have purchased shares of common stock of ZiaSun and various other companies through Amber Securities, Inc. Plaintiff alleges that Amber, World Trade and various individuals representing that they were sales associates for Amber or World Trade, made misstatements regarding ZiaSun, upon which the Plaintiff relied when purchasing ZiaSun shares. Plaintiff alleges that these Amber, World Trade and the brokers were acting as agents of ZiaSun. The Company denies these allegations, believes the lawsuit is without merit and is proceeding with defending itself.

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

Item 5.  Other Information.

     Modification to MKZ Venture Fund Agreement.
     ------------------------------------------

     On April 13, 2001, the Company and the McKenna Group, as the sole members of MKZ entered into an agreement, which modified certain terms of the Venture Fund Agreement and the Company's capital commitment to MKZ. As of the date the agreement, the Company had infused $7.5 million in cash into MKZ, of which $5.6 million had been invested into MVA by MKZ. Pursuant to the modified agreement, the Company's total capital commitment and funding of MKZ will be capped $9,150,000, and other than the sum of $1,650,000, to be infused by Company into MKZ, the Company shall have no further obligation to provide any further funding to MKZ. The Company agreed to make a further capital contribution of $250,000 in cash to MKZ upon execution of the agreement, and would have a remaining capital contribution owing to MKZ of $1.4 million. As of the date hereof, the Company has not satisfied its remaining capital commitment to MKZ.

     Default of Operating Agreement by MKZ
     -------------------------------------

     On April 20, 2001, MVA, MKZ, McKenna Enterprises ("MKE") and the Company entered into a letter agreement, under which MVA waived the breach of the operating agreement and extended the time in which MKZ had to complete its capital commitment of $2.4 million. Under the terms of the April 20, 2001 letter agreement, $250,000 was paid immediately from cash transferred to MKZ, $750,000 was paid by MKZ in the form of cash held in the MKZ accounts and 318,339 shares of the Company's common stock held by Geoffrey Mott of MKE. MKE further provided a surety to MVA and guaranteed the difference between the realized cash value from the sale of the 318,339 shares of ZiaSun and $386,000. MKZ, MKE and ZiaSun have until June 15, 2001 in order to complete the payment of the balance of $1.4 million in cash or through the sale of up to $2.4 million of the interest of MKZ in MVA, but not less than $1.4 million of said interest, in order to satisfy the capital commitment. The only outstanding obligations of the Company and MKZ with respect to MVA are the contribution of said $1.4 million. As of June 15, 2001 the commitment balance had not been paid, but an additional extension until August 15, 2001 has been granted.

     Merger Agreement with Telescan, Inc.
     -----------------------------------

     On May 3, 2001, the Company and Telescan, Inc., a Delaware corporation ("Telescan") entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby Telescan and ZiaSun shall engage in a business combination (the "Merger") that results in each becoming a wholly-owned subsidiary of a new corporation, INVESTools Inc ("INVESTools"), to be organized under the laws of the State of Delaware.

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

     Sale of Momentum Asia, Inc.
     --------------------------

     On May 10, 2001, the Company consummated the sale of all shares of its subsidiary, Momentum Asia, Inc., to Momentum Media, Ltd. The Company acquired Momentum Asia on October 5, 1998, in a stock-for-stock exchange. Under the terms of the agreement with Momentum Media, Momentum Media acquired all of the issued and outstanding shares of Momentum Asia held and owned by the Company, in consideration for 200,000 restricted shares of ZiaSun, owned and held by Momentum Media, which shares have subsequently been canceled. MAI further agreed to transfer all shares of the Registrant that MAI owned, which shares have been canceled, and the Company paid Momentum Asia $50,000 to provide Momentum Asia working capital.

     Sale of Asia Prepress Technology, Inc.
     -------------------------------------

     On June 29, 2001, the Company consummated the sale of all shares of its wholly-owned subsidiary, Asia Prepress Technology, Inc. ("APT") to Patrick R. Cox and Calvin A. Cox, in consideration of 100,000 restricted common shares of the Company owned collectively by Messrs. Cox, which shares have been canceled, and $50,000 in cash payable by Patrick R. Cox, to the Company over a three year period. Further, APT obtained the release of the Company's Unconditional Guaranty of APT's line of credit with First Union National Bank..

     Sale of Asia Prepress Technology, Inc.
     -------------------------------------

     On June 29, 2001 the Company consummated the sale of all shares of its wholly-owned subsidiary, Asia Prepress Technology, Inc. ("APT") to Patrick R. Cox and Calvin A. Cox, , in consideration of 150,000 restricted common shares of ZiaSun owned collectively by Messrs. Cox, which shares have been canceled, and $100,000 in cash payable by Patrick R. Cox, to ZiaSun over a three year period.

SUBSEQUENT EVENTS
-----------------

     Second Amendment to OIA Acquisition Earn out.
     --------------------------------------------

     On July 26, 2001, ZiaSun entered into a Second Amendment to Agreement, effective as of July 1, 2001, with D. Scott Elder, Ross W. Jardine, David McCoy and Scott Harris, the former owners of Online Investors Advantage, Inc. ("OIA"), a wholly-owned subsidiary of ZiaSun.

     Due to the accrual of a potential liability for sales taxes payable by OIA in the amount of $3,004,914, on ZiaSun financial statements for the year ended December 31, 2000 for sales by OIA that had occurred in 1998, 1999 and 2000, ZiaSun and the former owners of OIA have determined that an adjustment of the number of shares received by the former owners of OIA pursuant to the provisions for the OIA earn-out, as provided for in the acquisition agreement between ZiaSun and the former owners of OIA, might be required.

     Pursuant to the Second Amendment to Agreement, ZiaSun and the former owners of OIA have reached an agreement, that if during that three year period commencing on July 1, 2001 through June 30, 2004, any sales tax liability is paid for sales made during the earn-out period, April 1, 1999 through March 31, 2001, then ZiaSun shall absorb and be solely responsible for the payment of any actual sales tax liability up to the amount of $554,000. In the event that the actual sales tax paid by ZiaSun on sales made by OIA during the period April 1, 1999 through March 31, 2001, exceeds the amount of $554,000, then the former owners of OIA shall reduce, return and deliver to ZiaSun, one share for each $0.50 of actual sales tax paid in excess of $554,000.

     Rescission Offer - Seminar Marketing Group, Inc.
     -----------------------------------------------

     On September 29, 2000, the Company acquired all of the outstanding stock of Seminar Market Group, Inc., ("SMG"), a Utah corporation. Pursuant to the terms of the acquisition agreement, the Company issued an aggregate of 370,000 restricted shares of Common Stock to shareholders of SMG in exchange for such stock. The acquisition of SMG had the effect of eliminating various existing royalties and overrides OIA had been paying for these marketing, seminar development, hosting and speaking services, and reduced certain ongoing commission obligations of OIA. Further, as part of the acquisition of SMG, shares were issued to a number of employees and independent contractors of OIA who agreed to have a portion of the compensation owed to them for services on behalf of OIA, withheld from payment, in consideration of the issuance of common stock.

     The issuance of these shares was intended to be accomplished in a transaction exempt from the registration requirements under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company's attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act. Therefore, on February 12, 2001, the Company provided notice to the prior shareholders of SMG who received shares as a result of the acquisition of SMG by the Company, that the transaction would be rescinded and that following the filing and effectiveness of an appropriate registration statement.

     On July 11, 2001, the Company filed a Registration Statement on Form S-1 relating to the offer by the Company to certain of its shareholders, to rescind the purchase of the shares of SMG by repurchasing the shares of the Company's common stock issued to the SMG shareholders. The Company is making this Rescission Offer as a result of the following two transactions:

     (1) Issuance of shares of common stock in SMG. In August, 2000, SMG issued shares of common stock to sixty-one (61) individuals for services and other consideration provided for the benefit of the Company's wholly owned subsidiary, Online Investor Advantage, Inc. ("OIA") and as a "bonus" to certain shareholders; and

     (2) Exchange of shares of SMG for shares of the Company. In September 2000, the Company acquired all of the shares of SMG from the SMG shareholders through the issuance of shares of its common stock in a stock-for-stock exchange (the "exchange").

     The offer will commence as soon as practical after the effective date of the registration statement.

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

     10.51(+)  Share  Purchase  Agreement  dated  April  27,  2001  re MAI  sale
          (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 15, 2001).

     10.52(+) Share Purchase Agreement dated June 27, 2001 re APT (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 2, 2001).

     10.53(+) Share Purchase Agreement dated June 27, 2001 re AIS (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 2, 2001).

     10.54(+) Second Amendment to Acquisition Agreement between ZiaSun and the former owners of OIA. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 1, 2001).

     10.55(+) Non-Competition Agreement dated March 8, 2000 between OIA and MIT,
          LLC. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 1, 2001).

     10.56(+) Agreement  dated April 13, 2001 between ZiaSun and MKZ Fund,  LLC.
          (Incorporated by reference from the

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

     21(+) Subsidiaries of the Registrant
     24(+) Power of Attorney

     * Summaries of all exhibits contained within this report are modified in their entirety by reference to these exhibits.

     (+)      Previously filed.
     (++)     Filed herewith.

     (b) Reports on Form 8-K.

     On May 14, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 5, that the Company, on May 3, 2001, had entered into an Agreement and Plan of Merger with Telescan Inc.

     Also, on May 14, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 2, that the Company on April 27, 2001, had entered into a Share Purchase Agreement for the sale of Momentum Asia, Inc.

     On May 23, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 5, that the Company has cancelled the previously declared partial liquidating dividend of 800,000 shares of Asai4sale.com common stock owned by the Company.

     On July 2, 2001, subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K, reporting under Item 2, that the Company had consummated the sale of Asia Prepress Technology, Inc. and Asia Internet Services.com, Inc.

     On August 1, subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K, reporting under Item 5, that the Company had entered into a Second Amendment to Agreement regarding the Earn Out provisions of the OIA acquisition agreement.

     Also on August 1, 2001, subsequent to the period covered by this report, the Company filed a Current Report on Form 8-K, reporting under Item 5, that OIA, a wholly-owned subsidiary of the Company had, on March 8, 2000, entered into a Non-Competition Agreement with MIT, LLC, and on April 13, 2000, had entered into a Agreement with MKZ Fund, LLC, capping the Company's capital commitment to MKZ Fund, LLC.

     There were no other reports on Form 8-K filed during the period covered by this report.

                                  EXHIBIT INDEX

     The following Exhibit Index sets forth the Exhibit attached hereto.

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

                                             ZIASUN TECHNOLOGIES, INC.
                                             A Nevada Corporation


Dated: August 10, 2001                       /S/ D. Scott Elder
                                             ----------------------------------
                                             By: D. Scott Elder
                                             Its: CEO and Chairman of the Board


Dated: August 10, 2001                       /S/ Allen D. Hardman
                                             ----------------------------------
                                             By: Allen D. Hardman
                                             Its: President and COO


Dated: August 10, 2001                       /S/ Ross W. Jardine
                                             ----------------------------------
                                             By: Ross W. Jardine
                                             Its: Vice President and CFO