Form 10-Q/A
period 2001-06-30
ZIASUN TECHNOLOGIES INC
filed 2001-08-14
CIK 1085705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


                                                     December 31,     June 30,
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


                                                     December 31,     June 30,
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
                                                     ===========================


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2000           2001            2000           2001
                                                 -------------  -------------   ------------   ------------
SALES, NET                                       $ 26,290,955   $ 29,773,923    $13,377,043    $15,540,602

COST OF GOODS SOLD                                  9,183,010     10,248,927      4,749,108      5,700,350
                                                 ------------   -------------   ------------   ------------

   Gross Margin                                   17,107,945      19,524,996      8,627,935      9,840,252
                                                 ------------   -------------   ------------   ------------

OPERATING EXPENSES

   Depreciation and amortization expense           2,794,598       2,322,037      2,636,740      1,160,053
   Bad debt expense                                   30,000              -          15,000             -
   General and administrative                     11,308,834      16,912,417      6,190,284      7,566,355
                                                 ------------   -------------   ------------   ------------

     Total Operating Expenses                     14,133,432      19,234,454      8,842,024      8,726,408
                                                 ------------   -------------   ------------   ------------

     Gain (Loss) from Operations                   2,974,513         290,542       (214,089)     1,113,844
                                                 ------------   -------------   ------------   ------------

OTHER INCOME (EXPENSE)

   Gain (loss) on disposal of assets                (32,166)        (41,187)        (50,000)       (50,190)
   Loss on equity investments                            -         (474,603)             -        (270,105)
   Interest expense                                      -         (190,786)             -        (115,663)
   Interest and dividend income                     139,295          69,991          63,326         46,222
                                                 ------------   -------------   ------------   ------------

     Total Other Income (Expense)                   107,129        (636,585)         13,326       (389,736)
                                                 ------------   -------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                 3,081,642        (346,043)       (200,763)       724,108

INCOME TAXES                                      2,327,162         677,494         771,620        654,494
                                                 ------------   -------------   ------------   ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                            754,480      (1,023,537)       (972,383)        69,614

DISCONTINUED OPERATIONS                            (889,655)       (132,367)     (1,139,667)         7,430

GAIN (LOSS ON) DISPOSAL OF
 DISCONTINUED OPERATIONS                                 -          (11,467)             -         (11,467)
                                                 ------------   -------------   ------------   ------------

NET INCOME (LOSS)                                $ (135,175)    $(1,167,371)    $(2,112,050)   $    65,577
                                                 ============   =============   ============   ============


                 See accompanying notes to financial statements

                                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations (continued)
                                                  (Unaudited)

                                                    For the Six Months Ended     For the Three Months Ended
                                                           June 30,                      June 30,
                                                 ----------------------------   ---------------------------
                                                     2000           2001            2000           2001
                                                 -------------  -------------   ------------   ------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,268,927     32,326,891     32,308,670     32,317,042
                                                 ============   =============   ============   ============

   Continuing                                    $       0.03   $      (0.03)   $     (0.03)   $      0.00
   Discontinued                                         (0.03)         (0.01)         (0.04)         (0.00)
                                                 -------------  -------------   ------------   ------------

BASIC INCOME (LOSS) PER SHARE                    $      (0.00)  $      (0.04)   $     (0.07)   $      0.00
                                                 =============  =============   ============   ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                27,302,078     32,326,891     32,308,670     32,352,536
                                                 ============   =============   ============   ============

   Continuing                                    $       0.03   $      (0.03)   $     (0.03)   $      0.00
   Discontinued                                         (0.03)         (0.01)         (0.04)         (0.00)
                                                 -------------  -------------   ------------   ------------

FULLY DILUTED INCOME (LOSS)PER SHARE             $      (0.00)  $      (0.04)   $     (0.07)   $      0.00
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


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    For the Six Months Ended
                                                           June 30,
                                                 -------------------------------
                                                     2000           2001
                                                 -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $  (135,175)   $ (1,167,371)
   Adjustments to reconcile net loss to net
    cash provided operating activities:
     Depreciation and amortization                 2,754,167       2,322,037
     Bad debt expense                                 30,000          30,000
     Loss on equity investment                           -           474,603
     Common stock issued for services                300,000          18,225
      Gain (loss) on disposed of assets                  -            41,187
      Common stock received for subsidiaries             -          (310,080)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable      344,293          (2,739)
     (Increase) decrease in prepaids                (243,817)        193,049
     (Increase) decrease other assets                 90,565         (22,412)
     Increase (decrease) in accounts payable and
      accrued expenses                              (184,634)       (667,135)
     Increase (decrease) in taxes payable          1,610,433         694,591
     Increase (decrease) in deferred income              -           334,679
     (Increase) decrease in receivable
        - related party receivable                       -            (5,000)
                                                 -------------  ----------------

NET CASH PROVIDED BY CONTINUING
 OPERATING ACTIVITIES                              4,565,832       1,933,634

NET CASH PROVIDED BY DISCONTINUED OPERATIONS         885,951         403,914
                                                 -------------  ----------------

   Net Cash Provided by Operating Activities       5,451,783       2,337,548
                                                 -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of deferred acquisition costs                 -          (730,898)
   Cash acquired in purchase of subsidiary               -            25,000
   Purchases of equity investments                  (200,000)       (399,509)
   Purchases of property and equipment              (149,311)         (1,821)
   Purchase of discontinued subsidiaries            (300,000)            -
   Investing activities of discontinued operations   (53,502)            -
   Earn out payment to former shareholders
     of subsidiary                                (6,000,000)            -
                                                 -------------  ----------------

       Net Cash Used in  Investing Activities    $(6,702,813)   $ (1,107,228)
                                                 -------------  ----------------


                 See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)


                                                    For the Six Months Ended
                                                           June 30,
                                                 -------------------------------
                                                     2000           2001
                                                 -------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Financing activities of discontinued
       operations                                $   (89,228)   $        -
   Proceeds from exercise of stock options            25,000             -
                                                 -------------  ----------------

    Net Cash Provided by Financing Activities        (64,228)            -
                                                 -------------  ----------------

NET INCREASE (DECREASE) IN CASH                   (1,315,258)      1,230,320

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   9,283,310       3,851,897
                                                 -------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 7,968,052    $  5,082,217
                                                 =============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                      $       -      $        -
   Income taxes                                  $   251,587    $    243,141

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock     $102,077,494   $        -
   Issuance of common stock for related
        party payable                            $    690,000   $        -
   Treasury stock retired                        $         -    $   (310,080)


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

                                             ZIASUN TECHNOLOGIES, INC.
                                             A Nevada Corporation


Dated: August 13, 2001                       /S/ D. Scott Elder
                                             ----------------------------------
                                             By: D. Scott Elder
                                             Its: CEO and Chairman of the Board


Dated: August 13, 2001                       /S/ Allen D. Hardman
                                             ----------------------------------
                                             By: Allen D. Hardman
                                             Its: President and COO


Dated: August 13, 2001                       /S/ Ross W. Jardine
                                             ----------------------------------
                                             By: Ross W. Jardine
                                             Its: Vice President and CFO