Form 10-Q
period 2001-09-30
ZIASUN TECHNOLOGIES INC
filed 2001-11-14
CIK 1085705

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                        Commission file number 000-27349

                            ZIASUN TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)

           NEVADA                                    84-1376402
 ---------------------------                         ----------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


              5252 North Edgewood Dr., Suite 325, Provo, Utah 84604
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (801) 229-2794
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
   (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No

 As of November 8, 2001, the Company had outstanding 32,159,169 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION


--------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

--------------------------------------------------------------------------------

ZiaSun Technologies, Inc. (the "Company") files herewith balance sheets of the Company as of September 30, 2001, and December 31, 2000, and the related statements of operations and cash flows for the respective nine and three month periods ended September 30, 2001 and 2000. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2000.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

                          Index to Financial Statements

                                                                                      Page
                                                                                      ----
Consolidated Balance Sheets .........................................................   3
Consolidated Statements of Operations ...............................................   5
Consolidated Statements of Stockholders' Equity .....................................   7
Consolidated Statements of Cash Flows ...............................................   9
Notes to the Consolidated Financial Statements ......................................  11

All other schedules are not submitted because they are not applicable or not required, or because the information is included in the financial statements or notes thereto.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                                    December 31,      September 30,
                                                                       2000                2001
                                                                   --------------    ---------------
                                                                                        (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                       $    3,851,897    $     4,397,399
   Trade receivables                                                      954,848            779,236
   Prepaid expenses                                                       265,618             81,947
   Prepaid income taxes                                                         -            158,652
                                                                   ---------------   ---------------

     Total Current Assets                                               5,072,363          5,417,234
                                                                   --------------    ---------------

EQUIPMENT

   Machinery and equipment                                                288,905            257,213
   Office equipment                                                       169,663            126,580
   Leasehold improvements                                                  76,681             64,261
                                                                   --------------    ---------------
                                                                          535,249            448,054
   Less: accumulated depreciation                                        (171,585)          (179,539)
                                                                   --------------    ---------------

     Total Equipment                                                      363,664            268,515
                                                                   --------------    ---------------

OTHER ASSETS

   Deferred acquisition costs                                                   -          1,102,547
   Equity investment                                                    6,055,000          5,624,489
   Net assets of discontinued operations                                  403,915                  -
   Goodwill - net of accumulated amortization of
    $3,849,826 and $7,239,214                                          35,802,447         32,413,059
   Receivables - related parties                                                -              5,000
   Other assets                                                            16,048             13,462
                                                                   --------------    ---------------

     Total Other Assets                                                42,277,410         39,158,557
                                                                   --------------    ---------------

     TOTAL ASSETS                                                  $   47,713,437    $    44,844,306
                                                                   ==============    ===============

See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                                       December 31,      September 30,
                                                                          2000                2001
                                                                      --------------    ---------------
                                                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                              $    1,855,544    $     2,875,458
   Income tax payable                                                         26,958                -
   Sales tax payable                                                       3,004,914          1,849,683
   GST payable                                                               112,841            247,202
                                                                      --------------    ---------------

     Total current liabilities                                             5,000,257          4,972,343
                                                                      --------------    ---------------

     Total liabilities                                                     5,000,257          4,972,343
                                                                      --------------    ---------------

COMMITMENTS AND CONTINGENCIES

   Shares subject to recission                                               613,830            654,370
   Minority interest                                                              -              25,000

STOCKHOLDERS' EQUITY

   Common stock: 250,000 shares authorized of $0.001
    par value, 32,675,330 shares issued and 32,314,630
    outstanding at December 31, 2000, 31,838,330 shares
    issued and 31,838,330 outstanding, at September 30, 2001.                 32,675             31,838
   Additional paid-in capital                                            116,909,372        115,825,566
   Treasury stock, 63,200 and no shares, respectively                       (799,538)                 -
   Deferred compensation                                                     (36,097)           (22,561)
   Accumulated deficit                                                   (74,007,062)       (76,642,250)
                                                                      --------------    ---------------

     Total stockholders' equity                                           42,099,350         39,192,593
                                                                      --------------    ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   47,713,437    $    44,844,306
                                                                      ==============    ===============

See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            For the Nine Months Ended           For the Three Months Ended
                                                  September 30,                       September 30,
                                        ---------------------------------  -------------------------------------
                                              2000              2001              2000                 2001
                                        ---------------   ---------------  -------------------  ----------------
SALES, NET                              $    39,139,271   $    39,877,394  $       12,848,316  $      10,103,471

COST OF GOODS SOLD                           12,524,758        13,974,967           3,341,748          3,726,040
                                        ---------------   ---------------  ------------------  -----------------

   Gross margin                              26,614,513        25,902,427           9,506,568          6,377,431
                                        ---------------   ---------------  ------------------  -----------------

OPERATING EXPENSES

   Depreciation and amortization
    expense                                   5,747,529         3,477,194           2,952,931          1,155,157
   Bad debt expense                              45,000                 -              15,000                  -
   General and administrative                17,339,897        23,326,581           6,031,063          6,414,164
                                        ---------------   ---------------  ------------------  -----------------

     Total operating expenses                23,132,426        26,803,775           8,998,994          7,569,321
                                        ---------------   ---------------  ------------------  -----------------

     Gain (loss) from operations              3,482,087          (901,348)            507,574         (1,191,890)
                                        ---------------   ---------------  ------------------  -----------------

OTHER INCOME (EXPENSE)

   Loss on disposal of assets                   (32,166)          (41,187)                  -                  -
   Loss on equity investments                   (37,017)         (830,020)            (37,017)          (355,417)
   Interest expense                                   -          (190,786)                  -                  -
   Interest and dividend income                 179,341           109,708              40,046             39,717
                                        ---------------   ---------------  ------------------  -----------------

     Total Other Income (Expense)               110,158          (952,285)              3,029           (315,700)
                                        ---------------   ---------------  ------------------  -----------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                        3,592,245        (1,853,633)            510,603          1,507,590)

INCOME TAXES (BENEFIT)                        3,756,846           587,531           1,429,684            (89,963)
                                        ---------------   ---------------  ------------------  -----------------

LOSS BEFORE
 DISCONTINUED OPERATIONS                       (164,601)       (2,441,164)           (919,081)        (1,417,627)

DISCONTINUED OPERATIONS                      (1,172,164)         (132,367)           (282,509)                 -

GAIN (LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS                      1,311,995           (61,657)          1,311,995            (50,190)
                                        ---------------   ---------------  ------------------  -----------------

NET INCOME (LOSS)                       $       (24,770)  $    (2,635,188) $          110,405  $      (1,467,817)
                                        ===============   ===============  ==================  =================

See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                                   (Unaudited)

                                           For the Nine Months Ended           For the Three Months Ended
                                                  September 30,                       September 30,
                                        ---------------------------------  -------------------------------------
                                             2000            2001                   2000            2001
                                        ---------------   ---------------  -------------------  ----------------
BASIC AND DILUTED WEIGHTED
AVERAGE SHARES
OUTSTANDING                                  28,720,809        32,151,228          31,624,570         31,825,123
                                        ===============   ===============  ==================  =================

   Continuing                           $         (0.01)  $         (0.08) $            (0.03) $           (0.04)
   Discontinued                                    0.01             (0.00)               0.03              (0.01)
                                        ----------------  ---------------  ------------------  -----------------

BASIC AND DILUTED INCOME
(LOSS) PER SHARE                        $         (0.00)  $         (0.08) $             0.00  $           (0.05)
                                        ===============   ===============  ==================  =================

See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                                            Other
                                           Common Stock               Additional         Treasury       Comprehensive
                                   ---------------------------
                                     Shares           Amount        Paid-in Capital       Stock            Income
                                   ---------------------------     ----------------  --------------  ----------------
Balance, December 31, 1999         22,205,018    $      22,205        $  12,504,547   $     (34,030)     $      54,230
Exercise of stock options              50,000               50               99,950               -                  -
Earnout agreement of
    Online Investors,
    Advantage, Inc.                 9,820,152            9,820          100,567,674               -                  -
Common stock issued for
    services                          101,660              101              843,120               -                  -
Sale of Momentum
    Internet, Inc.
    Subsidiary                       (725,000)            (725)                   -               -                  -
Discontinuance of foreign
    subsidiaries                            -                -                    -               -            (54,230)
Amortization of deferred
    compensation                            -                -                    -               -                  -
Deferred compensation                       -                -               49,849               -                  -
Common stock issued for
    related party debt                103,500              104              689,896               -                  -
Acquisition of
    subsidiaries                    1,120,000            1,120            2,074,350               -                  -
Warrant grant                               -                -               70,035               -                  -
Options granted for
    services                                -                -                9,051               -                  -
Repurchase of common
    stock by the Company                    -                -                    -        (765,508)                 -
Loss for the year ended
    December 31, 2000                       -                -                    -               -                  -
                                 ------------    -------------        -------------   -------------      -------------

Balance December 31, 2000          32,675,330    $      32,675        $ 116,909,372   $    (799,538)     $           -
                                 ------------    -------------        -------------   -------------      -------------

                                    Deferred          Accumulated
                                  Compensation          Deficit            Total
                                ----------------    ---------------    -------------
Balance, December 31, 1999        $     (30,000)      $   3,219,275    $  15,736,227
Exercise of stock options                     -                   -          100,000
Earnout agreement of
    Online Investors,
    Advantage, Inc.                           -                   -      100,577,494
Common stock issued for
    services                                  -                   -          843,321
Sale of Momentum
    Internet, Inc.
    Subsidiary                                -                   -             (725)
Discontinuance of foreign
    subsidiaries                              -                   -          (54,230)
Amortization of deferred
    compensation                         43,752                   -           43,752
Deferred compensation                   (49,849)                  -                -
Common stock issued for
    related party debt                        -                   -          690,000
Acquisition of
    subsidiaries                              -                   -        2,075,370
Warrant grant                                 -                   -           70,935
Options granted for
    services                                  -                   -            9,051
Repurchase of common
    stock by the Company                      -                   -         (765,508)
Loss for the year ended
    December 31, 2000                         -         (77,226,337)     (77,226,337)
                                ---------------     ---------------    -------------

Balance December 31, 2000       $        36,097)      $ (74,007,062)   $  42,099,350
                                ---------------     ---------------    -------------

               See accompanying notes to the financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                                       Other
                                          Common Stock               Additional         Treasury   Comprehensive       Deferred
                                   -----------------------------
                                     Shares          Amount        Paid-In Capital       Stock        Income         Compensation
                                     ------          ------        ---------------       -----        ------         ------------
Balance
December 31, 2000                   32,675,330    $   32,675        $ 116,909,372    $  (799,538)     $      -       $  (38,097)

Amortization of deferred
  Compensation                               -             -                    -              -             -           13,536
Common stock issued for
  services                              40,500            41        $      24,934              -             -                -
Treasury stock received
  for subsidiaries                           -             -                    -       (310,080)            -                -

Treasury stock retired                (877,500)         (878)          (1,108,740)     1,109,618             -                -
Loss for the nine months ended
  September 30, 2001                         -             -                    -              -             -                -


Balance
  September 30, 2001                31,838,330    $   31,838        $115,826,5668    $         -      $      -       $  (22,561)
                                    ==========    ==========        =============    ===========      ========       ==========

                                       Accumulated
                                         Deficit            Total
                                         -------            -----
Balance
December 31, 2000                    $ (74,007,062)   $   42,099,350

Amortization of deferred
  Compensation                                   -            13,536
Common stock issued for
  services                                       -            24,975
Treasury stock received
  for subsidiaries                               -          (310,080)

Treasury stock retired                           -                 -
Loss for the nine months ended
  September 30, 2001                    (2,635,188)       (2,635,188)


Balance
  September 30, 2001                 $ (76,642,250)   $   39,192,593
                                     =============    ==============

               See accompanying notes to the financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                    2000             2001
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $   (24,770)     $(2,635,188)
   Adjustments to reconcile net loss to net
    cash provided operating activities:
     Depreciation and amortization                                 5,747,529        3,477,193
     Bad debt expense                                                 45,000                -
     Loss on equity investment                                             -          830,020
     Common stock issued for services                                300,000           24,975
     Loss on disposed of assets                                            -           61,658
     Common stock received for subsidiaries                                -         (310,080)
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                     (395,707)         175,612
     (Increase) decrease in prepaids                                 (42,371)         183,671
     Decrease other assets                                            90,565            2,588
     Increase (decrease) in accounts payable and
      accrued expenses                                             1,085,924         (106,122)
     Increase (decrease) in taxes payable                            189,081       (1,206,480)
     Increase (decrease) in deferred income                                -        1,166,577
     (Increase) in receivable - related party receivable                   -           (5,000)
                                                                 -----------      -----------

NET CASH PROVIDED BY CONTINUING
 OPERATING ACTIVITIES                                              6,995,251        1,659,424

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS                                           (3,457,004)         403,914
                                                                 -----------      -----------

       Net Cash Provided by Operating Activities                   3,538,247        2,063,338
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Payment of deferred acquisition costs                                   -       (1,102,547)
   Cash acquired in purchase of subsidiary                                 -           25,000
   Purchases of equity investments                                (3,600,000)        (399,509)
   Purchases of property and equipment                              (178,552)         (40,780)
   Purchase of discontinued subsidiaries                            (300,000)               -
   Investing activities of discontinued operations                 1,301,201                -
   Earn out payment to former shareholders of
    subsidiary                                                    (6,000,000)               -
                                                                 -----------      -----------

       Net Cash Used in Investing Activities                     $(8,777,351)     $(1,517,836)
                                                                 -----------      -----------

See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                 For the Nine Months Ended
                                                                      September 30,
                                                            --------------------------------
                                                                 2000               2001
                                                            -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of treasury stock                               $    (355,122)     $           -
   Financing activities of discontinued operations               (515,052)                 -
   Proceeds from exercise of stock options                         25,000                  -
                                                            -------------      -------------

       Net Cash Used In Financing Activities                     (845,174)                 -
                                                            -------------      -------------

NET INCREASE (DECREASE) IN CASH                                (6,084,278)           545,502

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               11,652,505          3,851,897
                                                            -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   5,568,227      $   4,397,399
                                                            =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Paid For:

   Interest                                                 $           -      $           -
   Income taxes                                             $   5,738,870      $     773,141

Schedule of Non-Cash Financing Activities:

   Purchase of subsidiaries for common stock                $ 104,002,494      $           -
   Issuance of common stock for related party payable       $     690,000      $           -
   Treasury stock retired                                   $           -      $   1,109,618
   Accounts payable classified to Shares subject
    to recission                                            $           -      $      40,540

See accompanying notes to financial statements

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2001 and 2000 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  PLAN OF MERGER

          On May 3, 2001, the Company and Telescan, Inc., a Delaware Corporation (`Telescan") entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby Telescan and the Company agreed to engage in a business combination (`the Merger") that results in each becoming a wholly owned subsidiary of a new corporation, INVESTools, Inc. ("INVESTools"), to be organized under the laws of the State of Delaware.

          As a result of the Merger, each issued and outstanding share of the Company's common stock, is to be converted into the right to receive one share of INVESTools common stock, par value $0.01 per share ("INVESTools common stock"). Each issued and outstanding share of Telescan common stock, par value of $0.01 per share, is to be converted into the right to receive 0.55531 shares of INVESTools common stock, while each issued and outstanding share of Telescan 4% Series B Convertible Stock, par value of $0.01 per share, is to be converted into and become one share of INVESTools 4% Convertible Preferred Stock, par value $0.01 per share. The merger is expected to result in the Company's shareholders owning approximately 75% of INVESTools. The Company has capitalized $1,102,547 of costs associated with the merger.

          The joint proxy statement/prospectus on Form S-4 was declared effective by the Securities and Exchange Commission on November 5, 2001, and the Merger is anticipated to close on December 6, 2001.

NOTE 3 -  EARNINGS (LOSS) PER SHARE

          The Company incurred a net loss from continuing operations for the three months ended September 30, 2000 and 2001 and for the nine months ended September 30, 2000 and 2001. Accordingly the effect of dilutive securities are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

NOTE 4 -  FORMATION OF SUBSIDIARY AND JOINT VENTURE AGREEMENT

          In March 2001, the Company formed a 75% owned subsidiary. The subsidiary is a Singapore corporation which markets and manages its operations in the Asian rim, primarily Singapore and Malaysia. The minority interest represents the capital contribution by the minority shareholders of $25,000.

          On September 27, 2001, the Company along with two Singapore residents, entered into a Joint Venture Agreement under which they formed a Singapore corporation, "Online Investors Advantage Asia Pacific Private Limited," to expand OIA's business in the Asian marketplace, including the performance of marketing services, the distribution of OIA's materials and conducting workshops initially in Singapore, Malaysia, Brunei and Hong Kong. OIA Singapore is owned 75% by OIA and 25% by the two Singapore residents.

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001

          SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

          The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $32,413,059. Amortization expense during the nine-month period ended September 30, 2001 was $3,389,388. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)


NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

          fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          During the nine months ended September 30, 2001, the Company paid $5,214,419 in marketing expenses to a Company owned by certain officers and directors of the Company.

NOTE 7 -  TERMINATION OF OFFICER'S EMPLOYMENT AGREEMENT

          In September 2001, the Company terminated the employment of Allen Hardman as President, Chief Operating Officer, Secretary and Director. The Company agreed to pay $100,000 in severance pay, which had not been paid at the end of the period. The severance pay was accrued at period end.

          In conjunction with the proposed merger and the subsequent departure of Mr. Hardman, the Company agreed that the options held by Mr. Hardman would immediately vest and become exercisable and that the expiration date of the options would be extended to the full term of the options as originally granted. Accordingly, on July 13, 2001, the options held by Mr. Hardman were amended and restated to reflect the acceleration of vesting and the extension of the expiration date. In accordance with FIN 44, a modification that extends the life of the award results in a new measurement of compensation cost as of the date of the modification. Since the fair market value of the stock on July 13, 2001 ($0.67), the date of the modification, was less than the exercise price of all of the stock options modified, there is no additional intrinsic value at the date of the modification and therefore no additional compensation cost was recorded.

NOTE 8 -  EQUITY INVESTMENT

          In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity. The name of the fund is McKenna-ZiaSun ("MKZ"). MKZ was organized as a limited liability company, formed in the state of Delaware. The purpose of MKZ is to invest in emerging early-stage technology companies, either through the McKenna Venture Accelerator ("MVA"), a limited liability company formed in July 2000 or through other means as determined by the Investment Board of MKZ. Under the original MKZ agreement, the Company agreed to fund MKZ with $5,000,000. However, in April 2001, the Company and the McKenna Group agreed to limit the Company's commitment to MKZ to $9,150,000,

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

NOTE 8 -  EQUITY INVESTMENT (Continued)

          $7,500,000 of which had been contributed to MKZ during the year ended December 31, 2000. As of June 30, 2000, the Company has an outstanding commitment of MKZ in the amount of $1,450,000. Under the amended terms, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%. The accounts of MKZ, have been consolidated with those of ZiaSun and its subsidiaries. During the nine months ended September 30, 2001 and 2000, the Company recorded a loss on its investment in MVA in the amount of $830,020 and $0, respectively. This loss is comprised mainly of allocable operating costs of MVA. No impairment of fair value of investments was recorded by MKZ or MVA for the nine months ended September 30, 2001 and 2000. Condensed financial information of MVA is as follows:

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                          September 30,
                                                                              2001
                                                                       ------------------
          Cash                                                         $        7,188,290
          Prepaid expenses                                                        581,644
          Other receivable                                                          9,163
          Certificate of deposit                                                  500,000
          Employee advances                                                        15,000
                                                                       ------------------

          Total current assets                                                  8,294,093
                                                                       ------------------

          Property and equipment, net                                             161,336
                                                                       ------------------

          Portfolio investments                                                 6,070,018
          Deposits                                                                767,718
                                                                       ------------------

          Total other assets                                                    6,837,736
                                                                       ------------------

          Total assets                                                 $       15,293,164
                                                                       ==================

          Accounts payable and accrued expenses                        $          937,855
          Notes payable                                                           502,469

          Total current liabilities                                             1,440,324

          Total liabilities                                                     1,440,324
          Contributed capital                                                  18,500,000
          Shares subscription receivable                                       (2,278,134)
          Accumulated deficit                                                  (2,369,026)
                                                                       ------------------

          Total capital                                                        13,852,840
                                                                       ------------------

          Total liabilities and capital                                $       15,293,164
                                                                       ==================

          Interest income                                              $          311,037
          Other income                                                            128,618
                                                                       ------------------

          Total revenues                                                          439,655

          Operating expenses                                                    2,360,996
                                                                       ------------------

          Net loss                                                     $       (1,921,341)
                                                                       ==================

                   ZIASUN TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000
                                  (Unaudited)

NOTE 9 -  SUBSEQUENT EVENTS

          The Company entered into a Share Purchase Agreement with Ko Jen Wang, effective as of October 1, 2001, under which the Company agreed to sell all 5,400,000 restricted shares of Asia4sale.com, Inc. ("Asia4sale"), owned and held by the Company as an investment, in consideration of 200,000 shares of the Company's common stock and $30,000 in cash payable at closing. The closing is expected to occur on or before November 30, 2001, upon which the 200,000 shares of the Company's common stock received in this transaction will be cancelled.

--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

ZiaSun Technologies, Inc. (the "Company') is an holding company focused on international e-finance and investor education. The Company, through its subsidiary Online Investors Advantage, Inc. ("OIA"), competes in the "individual investor education" market, conducting seminars, workshops, and video-based, self-directing learning programs. Domestically, the Company and Wade Cook Seminars are the two main providers of these types of services and, on an international level, the Company is expanding the offering of its investor education seminars and workshops. The Company's wholly-owned subsidiaries include: OIA and Seminar Marketing Group, Inc. ("SMG"), through OIA, and Memory Improvement Systems, Inc. ("MIS"). Additionally, ZiaSun owns a 75% equity position in Online Investors Advantage Asia Pacific Private Limited ("OIA Singapore"), a equity position in MKZ Fund, LLC ("MKZ") which in turn owns an equity position of McKenna Venture Accelerator, LLC ("MVA"), a venture fund, and a 25% equity position in Asia4Sale.com, Inc.

On May 3, 2001, the Company and Telescan, Inc., a Delaware Corporation ("Telescan") entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby Telescan and the Company agreed to engage in a business combination (`the Merger") that results in each becoming a wholly owned subsidiary of a new corporation, INVESTools, Inc. ("INVESTools"), organized under the laws of the State of Delaware. As a result of the Merger, each outstanding share of ZiaSun common stock will be converted into one share of INVESTools common stock, each outstanding share of Telescan common stock will be converted into 0.55531 of a share of INVESTools common stock and each outstanding share of Telescan preferred stock will be converted into one share of INVESTools preferred stock. No fractional INVESTools shares will be issued, and cash (without interest) will be paid instead of fractional shares. After the merger,the former ZiaSun stockholders will own approximately 75% of INVESTools common stock and the former Telescan stockholder will own the remaining interest of approximately 25%. A joint proxy statement/prospectus on Form S-4 was declared effective by the Securities and Exchange Commission on November 5, 2001 for the purpose of registering the shares of INVESTools to be issued in the Merger. For the purposes of obtaining shareholder approval of the two companies, Telescan is holding a shareholders meeting on December 6, 2001 and the Company is holding a shareholder meeting on December 6, 2001 if approved by the shareholders of both companies. Company management anticipates that the Merger will close on or about December 6, 2001.

Discontinued Operations

As previously disclosed, on March 22, 2001, the Company's board of directors determined that it was in the best interest of the Company to discontinue its foreign operations that are unrelated to OIA. The foreign subsidiaries are small in comparison to the U.S. operations and are difficult to manage at a long distance. The intent of management is to either resell the foreign operations to the parties which originally sold the foreign subsidiaries to the Company, or to seek third-party purchasers. The Company's financial statements have been restated to present to show these foreign operations as discontinued operations, in accordance with APB Opinion No. 30. As a result of this restatement, the continuing operations include the consolidated results of OIA, SMG, MIS, OIA Singapore, and MKZ. OIA represents almost all of the consolidated results. The net assets of the discontinued operations are shown as a separate line item in the other assets section of the Company's balance sheets.

Results of Operations

For The Three Months Ended September 30, 2001 Compared To September 30, 2000
----------------------------------------------------------------------------

The Company's sales decreased by $2,744,845 or 21% for the three months ended September 30, 2001 compared to the same period in 2000. Management believes the decrease is largely attributable to a decline in domestic workshop sales caused by the continued volatility in the US stock market and the effects of the terrorist events of September 11, 2001. The Company plans to respond to the decline in sales by increasing its marketing efforts and initiating new marketing campaigns.

The gross margin for the quarter ended September 30, 2001 decreased to 63% from 74% for the same period in 2000 due to higher cost of seminars in the international markets and decreased attendance at the domestic seminars. The Company has found that the cost for each foreign attendee is higher than for each North American attendee. This is due in large part to higher travel costs. However, the market abroad is large and management believes that the gross margin is adequate. The higher cost of domestic seminars is due to a decline in the average attendance at the seminars, thereby increasing the average cost per attendee. Management attributes the average attendance decrease to the overall decline in the stock market. The Company has attempted to offset the decline in sales by offering more seminars in more locations despite the decline in average attendance.

General and administrative expenses increased slightly to $6,414,164 for the three months ended September 30, 2001 from $6,031,063 for the same period in 2000. This $383,101, or 6% increase is primarily due to increased administrative and sales payroll from expansion efforts started at the beginning of 2001 but have ceased toward the end of the third quarter.

Depreciation and amortization expense decreased $1,797,774 primarily due to reduced amortization during 2001 resulting from a write down of the goodwill in the fourth quarter of 2000. The goodwill arose from the acquisition of OIA. During the fourth quarter of 2000, as part of management's routine review of the value of long-lived assets, it was determined that an impairment of $71,755,840 of the goodwill was required after reviewing management's best estimate of future cash flows from the operations of the OIA subsidiary.

For The Nine Months Ended September 30, 2000 Compared To September 30, 2001
---------------------------------------------------------------------------

The Company's sales increased $738,123, or 2% to $39,877,394 for the nine months ended September 30, 2001. This reflects the continued softness in the demand for the seminars domestically due to the increased volatility in the US stock market which softness has been partially offset by an increasing international seminar presence. While the Company has discontinued its non-strategic foreign subsidiaries, its largest subsidiary, OIA, has been expanding its seminar and workshop business internationally through its new subsidiary, OIA Singapore.

Gross margin decreased slightly to 65% for the nine months ended September 30, 2001 from 68% for the same period in 2000. Management attributes the decline to the increase in the higher cost of seminars as described above.

Deprecation and amortization expense decreased $2,270,335 or 15% for the nine months ended September 30, 2001 as compared to the same period in 2000. The decrease was due to the write down of the goodwill, as discussed above.

General and administrative expenses increased $5,986,684, or 35%, for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase is primarily due additional marketing costs of $1,962,687 and an increase in administrative and sales payroll from the expansion efforts started at the beginning of 2001 but have ceased toward the end of the third quarter. The Company's sales are directly related to the amount of marketing it performs. The Company continues to budget significant dollars for advertising its seminars. While the Company has discontinued its non-strategic foreign subsidiaries, OIA has been expanding its seminar and workshop business, which has resulted in an increase in advertising costs. As a result, marketing costs increased during the first nine months of 2001 in comparison to the first nine months of 2000.

Income tax expense for the first nine months of 2001 was $587,531 compared to $3,756,846 for the first nine months of 2000. While there is a loss from continuing operations before income taxes for the first nine months of 2001 of $1,853,633, the Company still incurred income tax expense in 2001 because the amortization of goodwill is not deductible for tax purposes

The Company recorded a loss from discontinued operations of $132,367 in the first nine months of 2001 compared to a loss of $1,172,164 in the first nine months of 2000. These discontinued operations were in the Philippines and Hong Kong. The Company's principal operations are headquartered in the United States. Management believed that it was in the best interest of the Company to sell these operations so that it could focus its time and resources on its profitable enterprises. Also, with the downturn in the Asian-rim economies, and especially in the Philippines, these once profitable subsidiaries no longer provided positive cash flow to the Company by the end of 2000. However, the Company's new subsidiary, OIA Singapore has been successful in generating sales in Singapore and Malaysia.

Liquidity and Capital Resources

September 30, 2001 and December 31, 2000
----------------------------------------

The Company's current assets at December 31, 2000 were $5,072,363 compared to $5,417,234 at September 30, 2001. The Company's current liabilities were $5,000,257 and $4,972,343 at the same dates, respectively. This represents an increase in the Company's working capital from $72,106 to $444,891. This increase occurred because the Company generated $1,659,424 from its continuing operations. The cash generated from operations also was used to increase the Company's investment in equity investments through the MVA/MKZ equity fund by $399,509. Another material use of the cash from operations was the payment of $1,102,547 in acquisition costs related to the Telescan merger. Included in current liabilities is sales tax payable of $1,849,683. The Company is currently negotiating with the various states of the United States to determine what if any sales tax it owes on its video and seminar sales. In the interim the Company has accrued the Company's estimate of the sales tax liability.

During the nine months ended September 30, 2001, the Company's significant sources and uses of cash were as follows: (1) The Company paid $773,141 in income taxes; (2) Trade receivables decreased by $175,612; (3) Accounts payable and accrued expenses increased by $1,060,455; and (4) Taxes payable decreased by $1,206,480.

At September 30, 2001, the Company has no long-term debt. The Company has sufficient cash flow from its continuing operations to meet its current obligations. The Company anticipates continued positive cash flow during the next twelve months. Of the amount budgeted approximately $1,100,000 has been spent through September 30, 2001 in connection with the planned merger with Telescan.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $32,413,059. Amortization expense during the nine-month period ended September 30, 2001 was $3,389,388. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words such as "estimate," "believe," "project," "anticipates" and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include the Company's statements about the level of anticipated expenses during 2001 and its liquidity position, together with other discussion of future trends or results, are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and the Company disclaims any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) decline in general economic conditions or in the popularity of the stock market with individual investors may decrease Company's revenue; (v) loss of customers; (vi) inability to achieve future sales; (vii) the unavailability of sufficient funds for operations or capital expenditures, and
(ix) inability to introduce new products as planned. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form S-4 filed with on October 25, 2001 for additional cautionary statements.

We May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

--------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company's exposure to interest rate changes is not considered to be material to the Company. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. The Company is exposed to the impact of changes in the market values of its investments. The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. A downturn in the equity markets could cause a reduction in revenue since the number of subscribers tends to increase in an upward market. This downturn could have an adverse effect on the Company's financial position and results of operations; however, the Company believes that the effect of such adverse conditions would be reduced by its alliances with third parties, which in some cases provide for guaranteed minimum payments.

                           PART II- OTHER INFORMATION

--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

The Company is a party defendant in the matter of Leif Fredsted v. Bryant D. Cragun, et al., Superior Court of California, County of San Diego, Case No. 72344, filed on August 10, 2001. The plaintiff alleges he purchased shares of common stock of Asia4Sale.com Ltd., a former subsidiary of the Company, and various other companies (unaffiliated with the Company) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and Carlton Capital and their respective sales associates. The plaintiff alleges that Amber and its sales associates made misstatements regarding the Company and Asia4Sale.com Ltd. However, the plaintiff does not claim to have purchased any shares of the Company. The plaintiff alleges he invested Approximately $108,840 in Asia4Sale.com Ltd. and various other companies (unaffiliated with the Company). The plaintiff fails to specify the exact number of shares of Asia4Sale.com Ltd. purchased and the amount paid. The amount of any investment made by the plaintiff in Asia4Sale.com Ltd. was not stated in the complaint, nor is such amount known to the Company. The plaintiff is seeking the return of his investment plus a legal rate of interest, punitive damages, costs and attorney fees. The Company denies the allegations and is proceeding with defending itself.

--------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION

--------------------------------------------------------------------------------

Modification of the MKZ Venture Fund Agreement and McKenna Venture Accelerator, LLC.

On April 13, 2001, the Company and The McKenna Group, as the sole members of MKZ, entered into an agreement that modified certain terms of the venture fund agreement for MKZ and the Company's capital commitment to MKZ. As of the date of the agreement, the Company had invested $7.5 million in cash into MKZ, of which $5.6 million had been invested into MVA by MKZ. Pursuant to the modified agreement, the Company's total capital commitment to MKZ is capped $9,150,000 and, other than the remaining $1,650,000 to be invested by the Company into MKZ, the Company's will have no obligation to provide any further funding to MKZ. The Company made a capital contribution of $250,000 in cash to MKZ upon execution of the agreement and has a remaining capital contribution obligation of $1.4 million. As of November 10, 2001, the Company had not satisfied its remaining capital commitment to MKZ.

The MVA partners total capital commitment to MVA is $18.5 million, of which MKZ committed to invest $8 million. In 2000, MKZ invested $5.6 million in MVA. On April 20, 2001, MVA, MKZ, McKenna Enterprises and the Company entered into a letter agreement under which MVA amended MKZ's obligation to complete its capital commitment of $2.4 million. Under the terms of the letter agreement, $250,000 in cash was paid from cash transferred to MKZ by the Company, $750,000 was paid in the form of cash held by MKZ and 318,339 shares of Company common stock held by Geoffrey Mott of McKenna Enterprises. McKenna Enterprises further provided a surety to MVA and guaranteed the difference between the realized cash value from the sale of the 318,339 shares of the Company common stock and $386,000. MKZ, McKenna Enterprises and the Company had until June 15, 2001 to satisfy the remaining $1.4 million capital commitment balance, either in cash or through the sale of MKZ's interest in MVA. This sale may be up to a $2.4 million interest but not less than a $1.4 million interest. As of October 24, 2001 the commitment balance of $1.4 million had not been paid but an additional extension to obtain a signed commitment to purchase MKZ's interest in MVA has been granted until December 31, 2001.

Subsequent Events

Sale of Asia4Sale.com, Inc.

On October 1, 2001, the Company entered into a Share Purchase Agreement with Ko Jen Wang, under which the Company agreed to sell its entire 25% equity interest (5,400,000 restricted shares) in Asia4Sale.com, Inc. in consideration for 200,000 shares of the Company and $30,000 in cash payable at closing. The closing is expected to occur on or before November 30, 2001, at which time the 200,000 shares of the Company will be cancelled.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits
               --------

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit
          No.            Description
         -------         -----------

         10.52(+) Share Purchase Agreement dated June 27, 2001, between ZiaSun Technologies, Inc. and Patrick R. Cox and Calvin
                         A. Cox regarding the sale of Asia Prepress Technology, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 7, 2001).

         10.53(+) Share Purchase Agreement, dated June 27, 2001, between ZiaSun Technologies, Inc. and Patrick R. Cox regarding the sale of Asia Internet Services.com, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 7, 2001).

         10.54(+) Second Amendment to Online Investors Advantage, Inc Acquisition Agreement. between ZiaSun and the former owners of between Online Investors Advantage, Inc. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 2, 2001).

         10.55(+) Non-Competition Agreement dated March 8, 2001 between Online Investors Advantage, Inc. and MIT, LLC. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 2, 2001).

         10.56(+) Agreement dated April 13, 2001 between ZiaSun and McKenna Group, LLC. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 2, 2001).

         10.57(+) Joint Venture Agreement dated September 27, 2001 between OIA and Messrs. Hon Leong Chong and Eric Lip Meng Tan. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 3, 2001).

         10.58(+) Share Purchase Agreement dated October 1, 2001 between ZiaSun Technologies, Inc. and Ko Jen Wang regarding the sale of Asia4sale.com, Inc., shares. (Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 3, 2001).

         (b)   Reports on Form 8-K
               -------------------

On July 7, 2001, the Company filed a Current Report on Form 8-K describing the Company announcement that (i) on June 27, 2001, had entered into a Share Purchase Agreement with Patrick R. Cox and Calvin A. Cox regarding the sale of Asia Prepress Technology, Inc., (ii) on June 27, 2001, had entered into a Share Purchase Agreement with Patrick R. Cox regarding the sale of Asia Internet Services.com, Inc.

On August 2, 2001, the Company filed a Current Report on Form 8-K describing the Company announcement, that effective July 1, 2001, had entered into a Second Amendment to the Online Investors Advantage, Inc. Acquisition Agreement.

On August 2, 2001, the Company filed a Current Report on Form 8-K describing the Company announcement that (i) on March 8, 2001, had entered into a Non-Competition Agreement with MIT, LLC., and (ii) on April 13, 2001, had entered into an agreement with McKenna Group which modified certain terms of the Venture Fund Agreement and the Company's capital commitment to MKZ.

On October 3, 2001, the Company filed a Current Report on Form 8-K describing the Company announcement that (i) on October 1, 2001, had entered into a Share Purchase Agreement for the sale of Asia4Sale.com, Inc., (ii) on September 27, 2001, had entered into a Joint Venture Agreement with Leong Chong and Eric Lip Meng Tan to form Online Investors Advantage Asia Pacific Private Limited, and
(iii) effective October 1, 2001, the Company relocated its headquarters to Provo, Utah.

On October 9, 2001, the Company filed a Current Report on Form 8-K that described the Company announcement that the departure of Allen D. Hardman as President and COO of the Company.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIASUN TECHNOLOGIES, INC., a Nevada Corporation

Dated: November 14th, 2001
                                 By   /s/ Ross W. Jardine
                                   --------------------------
                                 Ross W. Jardine, Vice President and CFO
                                 (Principal Financial Officer)